Form 10-Q
period 2009-03-31
Republik Media & Entertainment, Ltd.
filed 2009-05-20
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-156254

Republik Media and Entertainment, Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5940 S. Rainbow Blvd., Las Vegas, NV 89118
(Address of principal executive offices)

702-405-9927
(Issuer’s telephone number)
______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,216,000 common shares as of May 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2009 and June 30, 2008 (unaudited);
F-2
Statements of Operations for the three month periods ended March 31, 2009 and 2008, for the nine month period ended March 31, 2009, and for the periods from September 10, 2007 (date of inception) to March 31, 2009 and 2008 (unaudited);

F-3	Statements of Stockholders’ Equity for period from September 10, 2007 (date of inception) to March 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine month period ended March 31, 2009, and for the periods from September 10, 2007 (date of inception) to March 31, 2009 and 2008 (unaudited);
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	March 31, 2009	June 30, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$3,182	$4,775
Accounts receivable, net	2,846	500

Total Current Assets	6,028	5,275

EQUIPMENT, net	795	979

TOTAL ASSETS	$6,823	$6,254

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$65,115	$38,644
Related party payables	30,988	360

Total Current Liabilities	96,103	39,004

LONG- TERM DEBT

Notes payable	30,000	30,000

Total Liabilities	126,103	69,004

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	26,828	26,828
Deficit accumulated during the development stage	(146,160)	(89,630)

Total Stockholders' Equity (Deficit)	(119,280)	(62,750)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,823	$6,254

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,	From Inception on September 10, 2007 Through March 31,	From Inception on September 10, 2007 Through March 31,
	2009	2008	2009	2008	2009

REVENUES	$2,460	$3,083	$5,320	$3,083	$9,323

OPERATING EXPENSES

Advertising and promotion	1,230	6,943	1,627	3,055	54,524
Depreciation expense	61	61	123	-	367
Professional fees	1,781	125	45,008	20,404	59,815
Website expenses	556	720	2,242	17,726	4,094
General and administrative	1,068	5,185	11,862	15,493	32,490

Total Operating Expenses	4,696	13,034	60,862	56,678	151,290

LOSS FROM OPERATIONS	(2,236)	(9,951)	(55,542)	(53,595)	(141,967)

OTHER INCOME AND EXPENSE

Other income	60	35	35	91	102
Interest expense	1	(150)	(1,023)	-	(1,935)

Total Other Expenses	61	(115)	(988)	91	(1,833)

NET LOSS BEFORE TAXES	(2,175)	(10,066)	(56,530)	(53,504)	(143,800)

Income taxes	-	-	-	-	-

NET LOSS	$(2,175)	$(10,066)	$(56,530)	$(53,504)	$(143,800)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
 (FKA MOJOREPUBLIC, INC.)
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, at inception of the development stage, September 10, 2007	-	$-	$-	$-	$-

Common stock issued in acquisition of MojoRepublik, LLC on September 10, 2007	4,320,000	43	(43)	-	-

Shares issued for cash at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception through June 30, 2008	-	-	-	(89,630)	(89,630)

Balance, June 30, 2008	5,216,000	52	26,828	(89,630)	(62,750)

Net loss for the nine months ended March 31, 2009	-	-	-	(56,530)	(56,530)

Balance, March 31, 2009	5,216,000	$52	$26,828	$(146,160)	$(119,280)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJO REPUBLIK, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2009	From Inception on September 10, 2007 Through March 31, 2008	From Inception on September 10, 2007 Through March 31, 2009

OPERATING ACTIVITIES

Net income (loss)	$(56,530)	$(35,805)	$(143,985)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	184	183	367
Changes in operating assets and liabilities:
Accounts receivable	(2,346)	-	(386)
Accounts payable and accrued expenses	26,471	11,765	63,468

Net Cash Used in Operating Activities	(32,221)	(23,857)	(80,536)

INVESTING ACTIVITIES

Purchase of machinery and equipment	-	(1,223)	(1,223)

Net Cash Used in Investing Activities	-	(1,223)	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	30,628	100	30,988
Proceeds from notes payable	-	10,000	30,000
Proceeds from issuance of common stock	-	26,880	26,880

Net Cash Provided by Financing Activities	30,628	36,980	87,868

NET INCREASE IN CASH	(1,593	11,900	6,109

CASH AT BEGINNING OF PERIOD	4,775	-	-

CASH AT END OF PERIOD	$3,182	$11,900	$6,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
March 31, 2009 and June 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
March 31, 2009 and June 30, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”). We are engaged in the business of developing an Internet-based entertainment, lifestyle, and design magazine with an emphasis on music. MojoRepublik LLC, our wholly owned subsidiary, was organized on June 14, 2007 in the State of Nevada. We develop and run our Site through MojoRepublik LLC. LiveBrew.com LLC (“Live Brew”), our wholly owned subsidiary, was organized on May 23, 2008 in the State of Nevada.  We engage in event production and promotion activities through Live Brew.

Central to our primary business is our website, www.mojorepublik.com (the “Site” or the “Web Site”), originally launched in October 2007.  Although the Site is currently operational, we are continuing to upgrade the design of the Site with the intention of appealing to individuals who follow the latest entertainment, lifestyle, fashion, and design trends. We plan to provide both design and content on our Site that will attract such individuals. We intend to provide local content for multiple communities, as well as more generalized content. We sell advertising on our Site.

At this time we do not have full time office space.  To the extent that we require formal office space from time to time, we have arranged to borrow space from Drex Agency, in which our Artistic Director, Andrew Bernardo, is a co-founder and principal.  David Woo is our director and our President, CEO and CFO. Our fiscal year end is June 30, 2008.

Results of Operations for the three month periods ended March 31, 2009 and 2008, for the nine months ended March 31, 2009, and for the periods from September 10, 2007 (date of inception) through March 31, 2009 and 2008.

For the three months ended March 31, 2009 and 2008, we generated gross revenue of $2,460 and $3,083, respectively. Our Operating Expenses during the three month period ended March 31, 2009 equalled $4,696, consisting of $1,230 in Advertising and Promotion costs, $61 in Depreciation expense, $1,781 in Professional fees, $556 in Website expenses, and $1,068 in General and Administrative Expenses. We had other income of $60 and Interest expense of $1 for the period. We therefore, recorded a net loss of $2,175 for the three months ended March 31, 2009. Our Operating Expenses during the three month period ended March 31, 2008 equalled $13,034, consisting of $6,943 in Advertising and Promotion costs, $61 in Depreciation expense, $125 in Professional fees, $720 in Website expenses, and $5,185 in General and Administrative Expenses. We had other income of $35 and Interest expense of $150 for the period. We therefore, recorded a net loss of $10,066 for the three months ended March 31, 2008.

For the nine months ended March 31, 2009, we generated gross revenue of $5,320. Our Operating Expenses during the nine month period ended March 31, 2009 equalled $60,862, consisting of $1,627 in Advertising and Promotion costs, $123 in Depreciation expense, $45,008 in Professional fees, $2,242 in Website expenses, and $11,862 in General and Administrative Expenses. We had other income of $35 and Interest expense of $1,023 for the period. We therefore, recorded a net loss of $56,530 for the nine months ended March 31, 2009.

For the period from September 10, 2007 (Date of Inception) until March 31, 2009, we generated gross revenue of $9,323. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until March 31, 2009 equalled $151,296, consisting of $54,524 in Advertising and Promotion costs, $367 in Depreciation expense, $59,815 in Professional fees, $4,094 in Website expenses, and $32,490 in General and Administrative Expenses. We had other income of $102 and Interest expense of $1,935 for the period. We therefore, recorded a net loss of $143,800 for the period from September 10, 2007 (Date of Inception) until March 31, 2009.

For the period from September 10, 2007 (Date of Inception) until March 31, 2008, we generated gross revenue of $3,083. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until March 31, 2008 equalled $56,678, consisting of $3,055 in Advertising and Promotion costs, $20,464 in Professional fees, $17,726 in Website expenses, and $15,493 in General and Administrative Expenses. We had other income of $91.  We therefore, recorded a net loss of $53,504 for the period from September 10, 2007 (Date of Inception) until March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $6,823, consisting of $3,182 in Cash and $2,846 in Net Accounts Receivable. Our total current liabilities as of March 31, 2009 were $96,103, consisting of $65,115 in Accounts Payable and Accrued Expenses and $30,988 in Related Party Payables.  Thus, we have a working capital deficit of $89,280 as of March 31, 2009.

Operating activities used $32,221 in cash for the nine months ended March 31, 2009, and $80,536 in cash for the period from September 10, 2007 (Date of Inception) until March 31, 2009. Our net loss of $56,530, offset by Accounts Payable and Accrued Expenses of $26,471, were the primary components of our negative operating cash flow for the nine months ended March 31, 2009. Our net loss of $143,985, offset by Accounts Payable and Accrued Expenses of $63,468, were the primary components of our negative operating cash flow for the period from September 10, 2007 (Date of Inception) until March 31, 2009.

Investing Activities used $1,223 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2009, as a result of the purchase of machinery and equipment. Investing activities did not use or generate cash for the nine months ended March 31, 2009.

Financing Activities generated $30,628 in cash for the nine months ended March 31, 2009, consisting entirely of proceeds from related party payables. Financing activities generated $87,868 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2009, due to proceeds of $30,988 from related party payables, $30,000 from notes payable, and $26,880 from common stock issued.

We expect to spend approximately $200,000 to implement our business plan, including professional and administrative fees of approximately $27,000, over the next twelve (12) months. As of March 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our auditors have indicated that our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Woo.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republik Media and Entertainment, Ltd.

Date:	May 18, 2009

By: /s/ David Woo David Woo Title: Chief Executive Officer and Director