Form 10-Q/A
period 2009-03-31
Republik Media & Entertainment, Ltd.
filed 2009-06-15
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,216,000 common shares as of May 13, 2009.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB, previously filed with the United States Securities and Exchange Commission on May 20, 2009, is to check the box on the form that more accurately reflects the Company's status, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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

Republik Media and Entertainment, Ltd.

Date:	May 27, 2009

By: /s/ David Woo David Woo Title: Chief Executive Officer and Director