Form 10-K
period 2009-06-30
Republik Media & Entertainment, Ltd.
filed 2009-10-21
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-156254
Republik Media and Entertainment, Ltd.
(Exact name of registrant as specified in its charter)
	Nevada	26-0884454
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
	PO Box 778146 Henderson, Nevada	89077
	(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 405-9927
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,216,000 as of June 30, 2009.

 PART I
Item 1.   Business

Business Development

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”).

MojoRepublik LLC, our wholly owned subsidiary, was organized on June 14, 2007 in the State of Nevada. We develop and run our website, www.mojorepublik.com the “Site” or the “Web Site”), through MojoRepublik LLC.

LiveBrew.com LLC (“Live Brew”), our wholly owned subsidiary, was organized on May 23, 2008 in the State of Nevada.  We engage in event production and promotion activities through Live Brew.

Description of Business

Mojorepublik LLC

We are engaged in the business of developing and promoting an Internet-based entertainment, lifestyle, and design website through our wholly-owned subsidiary, MojoRepulik LLC. We have attempted, and had limited success, selling advertising on our Site to generate revenue.  We have designed our Site with the intention of appealing to individuals who follow the latest entertainment, lifestyle, fashion, and design trends.  While it is our desire to continuously upgrade and update our Site, at this point in time we do not possess the financial resources necessary to perform any significant upgrading of the Site.  Additionally, insufficient capital prevents us from providing continuous updates of the Site.  We do possess the capacity, however, to periodically update the Site, and do so with pictures of concert and club goers.  In the event we are able to obtain additional financial resources, we plan to continue to provide both design and content on our Site that will attract such individuals as viewers and customers.

To date the Site has provided local content for Las Vegas.  In the future, if the Las Vegas website becomes profitable, we intend to provide local content for multiple communities, beginning with Los Angeles, California, and Austin, Texas, and expanding to more communities as we grow. Contingent upon successful expansion in Los Angeles and Austin, we will expand into other cities, including San Diego, California; Phoenix, Arizona; San Francisco, California; and Seattle, Washington. Should we meet with operational success in the foregoing round of cities, we will expand into cities in other areas of the United States. As part of our future expansion we also intend to provide more generalized content relevant to our customers who are not residents of any of the communities for which we plan to provide localized content.

Las Vegas was selected as the original city because it is known as the “Entertainment Capital of the World.” Not only is Las Vegas among the fastest growing cities in America with a vibrant and growing night life for locals, but the city is also a major travel destination.  Los Angeles and

Austin were selected for the initial round of expansion for the following reasons:

•
Los Angeles is known as the “Film Capital of the World.” It is the second largest city in the United States, has the second largest television market, is a popular home for celebrities, and has an active night life as well.

•
Austin is known as the “Live Music Capital of the World” and was rated by Forbes as one of the “Top 3 Best Places to Live.” It hosts over 1500 live acts per night, and has an abundance of clubs and night spots for our photographers to frequent in their marketing activities.

Web Site

Our Internet Site has been available to the public since October 15, 2007. Initially, we drove traffic to our Site primarily through the use of photographers at local clubs and events. Customers at these clubs and events represent our target audience. Photographers would hand out promotional cards for our Web Site, directing photography subjects and others to our Site. Promotional cards informed club patrons that they would be able to view the photos of themselves, their friends, and others on our Web Site, save the photos in order to print them later, and email them to friends and family.  Because of a lack of operational funds we no longer hire photographers. Should sufficient operational funds become available, either through a capital raise or revenue generated by the Site, then it is our intent to again hire photographers and use them in the manner described to drive traffic to our Site.

Content

We seek diverse contributors to create a broad view of pop culture and trends for our Site viewers. Our Site’s content is focused on Entertainment which is an umbrella under which we cover the following:

▪	Nightlife – nightclub culture including club events, promotions, parties, local nightspots, and eateries.
▪	Music Arts –musical icons, upcoming musicians, critiques, and interviews.
▪	Live Music – articles and streaming media of live concerts as well as information such as tour itineraries and recording studios.

Our articles, interviews, and editorials are commissioned on the same contract basis that many print magazines utilize. As a result, our current lack of operational capital has recently prevented us from commissioning new articles, interviews, and editorials.  If additional capital becomes available then we will bring current our Entertainment coverage.

If, in the future, we possess sufficient capital to upgrade and expand our Site, we would like the Site’s content to include the following three categories:

1.
Lifestyle – This category will focus on modern living with topics that appeal to a design-oriented community. Articles will include design, art, interior design, travel, beauty, green and healthy living, books, urban living, social events, sports, and cooking.

2.	Fashion – Our Fashion category will include regular fashion layout spreads and interviews with designers, manufacturers, and models. A focus on fashion is intended to attract advertisers.

3.	Design – Content will include design topics such as architecture, technology, automobiles, local and national high-rise development projects, interior design, and modern art.

If we are able to expand the Site, then in addition to the major content categories previously described, we intend to provide the following local content relevant to each of our destination cities:

1.	Events – Club events, restaurant openings, live concerts, and theatrical plays.

2.	Hot Spots – Popular destinations such as night clubs, restaurants, fashion boutiques, and art galleries.

3.  Trendsetters – Entrepreneurs, charities, developers, artists, designers.

LiveBrew.com LLC

We are also engaged in the organization and promotion of live events, ranging from concerts to brew tasting, through our wholly-owned subsidiary, LiveBrew.com LLC. We take advantage of the entertainment industry contacts of our President to schedule entertainers for such events. We promote these events as heavily as possible (including on our Site) and attempt to generate enough revenue through ticket sales, advertising, and cross-promotions to generate a net profit for the events. More importantly, however, we use the events to promote our Site as much as possible, driving traffic through signage, marketing materials, and event photographers.

The first event we produced was a brew tasting event with live music at the MGM Grand in Las Vegas, NV on June 27, 2008. We provided over 50 premium, specialty beers and microbrews, hors d’oeuvres, and live music. While attendance and revenues were within our budget, we had some unexpected last-minute expenses that kept the event from generating a net profit. However, the event served to drive significant traffic to our Site, as well as to establish our reputation as event producers and promoters in the Las Vegas area.

Subsequently, we had tentatively planned a second, similar event for May of 2009. We had planned to host a small festival at the Clark County Amphitheatre, a venue with capacity for 5,000 people. The festival would have had brew tasting and live music. This festival was ultimately not staged because of budgetary concerns for both Clark County and ourselves.  We explored staging the Festival with the City of Henderson, a municipality located within Clark County, but the City of Henderson’s budgetary concerns derailed this effort.  As a result of ours and the governments’ budgetary concerns, the festival has been postponed indefinitely.  We do not anticipate being able to stage further events unless we receive additional capital.

Competition

We compete with a number of established companies who publish online magazines, and with others who produce and promote festivals, concerts, and other events. These companies enjoy brand recognition which exceeds that of our brand name and have significantly greater financial, distribution, advertising, and marketing resources than we do. We compete primarily on the basis of the quality of our Product. Providing one location where readers can get all the information they need on pop culture and local events is a relatively unique approach, which we hope will allow us to compete in this arena. We believe that our success will depend upon our ability to remain competitive in our Product area. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

We also have a number of competitors using similar direct marketing strategies combined with guerilla marketing. These competitors also use photographers to take pictures of their target audience at events and nightclubs, which they then post on their own web sites. Our competitors include:

•
Spy on Vegas - www.spyonvegas.com – Spy On Vegas contains listings of Events; Nightspots, which is a listing of clubs; Members, a gallery of event photos; and an Edit My Profile section. They do not provide editorial content.

•
Napkin Nights - www.napkinnights.com - Napkin Nights is a complete interactive resource for individuals seeking information on local nightlife. They offer no articles and little content. Their photographers take pictures at local events in Phoenix, Las Vegas, San Diego, Sacramento, and San Francisco.

We intend to differentiate ourselves from our competitors by providing a broader social content that is less discriminating, aimed to attract an even larger target audience. Rival online competitors, using similar strategies of taking photographs at events as a marketing tool, are primarily focused on the nightlife club scene with little or no editorial content. Their web sites consist primarily of photos and listings of linked events. We are an online magazine with an expanded portfolio of editorial content that we feel will attract a larger target audience.  As with other aspects of our business plan, implementation of this portion of our plan is contingent upon us raising additional capital.

Intellectual Property

We have registered the domain name of our primary website, www.MojoRepublik.com and also for www.LiveBrew.com. In addition, we have secured federal trademark registrations on “LIVE BREW” and on “MOJO REPUBLIK”.  To date, we do not yet own any other patent, trademark, or legally enforceable claim to proprietary intellectual property.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations relating to online publishing. We are subject to the laws and regulations of those jurisdictions in which we plan to promote events, which are generally applicable to general business operations, such as transactional regulations, business licensing requirements, income taxes and payroll taxes. In general, our website is not subject to special regulatory and/or supervisory requirements.  We do have professional promoter licenses for each of Clark County, Las Vegas, and Henderson, Nevada.

Employees

Our only employee is our President and sole director, David Woo.  We have no other employees. Our President oversees all of our limited operations.  In the event we are able to resume active operations, we would also need to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus as business conditions warrant.

Subsidiaries

We conduct all of our business operations through our wholly-owned subsidiaries, MojoRepublik, LLC, which was organized in the state of Nevada on June 14, 2007, and LiveBrew.com LLC, which was organized in the state of Nevada on May 23, 2008.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2.   Properties

Our Executive Offices

At this time we do not have full time office space.  To the extent that we require formal office space from time to time, we have arranged to borrow space from Drex Agency, the firm that designed our website.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “REPU.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2009
Quarter Ended	High $	Low $
July 30, 2009	0	0
March 31, 2009	0	0
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A

Fiscal Year Ending June 30, 2008
Quarter Ended	High $	Low $
July 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 30, 2009, we had 5,216,000 shares of our common stock issued and outstanding, held by 36 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended June 30, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

Event Promotion

All event promotion occurs in our wholly-owned subsidiary, Live Brew.com LLC. Our current lack of capital has forced us to indefinitely postpone our event promotion. If we are able to raise additional capital, then we intend to produce additional events in an attempt to generate revenue. Further, we intend to send photographers to all events that we help promote as part of our promotion. By taking and posting photographs of the event on our Site, we will generate interest in the event for the following year which will be a sales point in seeking clients for further event promotion. More importantly, photographers at music festivals, art festivals, concerts, and other events will serve to drive significant traffic to our Site as described below. All of our event production and promotion activities will ultimately serve to drive traffic to our Site, if this occurs, then we anticipate that this Site traffic should increase our appeal to advertisers.

Web Site

Our success relies heavily on our ability to attract visitors to our Site. If we are able to drive a heavy level of traffic to our site, we expect to generate advertising revenue based upon our traffic. To increase revenue, we must attract a high volume of users to our Site. The online market is becoming more competitive, so driving traffic to web sites is generally becoming more difficult and expensive. The highest rated sites are firmly established, and highly relevant to the search queries they attract, so they receive quite a bit of natural traffic flow. To attract more visitors and increase revenue, less established sites must often pay more to generate traffic.

We do not currently possess the operational capital to market the Site. If we are able to raise additional capital, then we will resume our hybrid strategy of conventional direct marketing and undercover marketing to increase traffic in the most cost-effective way possible. Undercover marketing is also known as “guerilla” or “buzz” campaigning. Our approach to undercover marketing involves photographers in designated cities capturing patrons at popular clubs and other nightspots. Customers at these clubs represent our target audience. Photographers hand out promotional cards for our Web Site, directing photography subjects and others to our Site. Promotional cards inform club patrons that they will be able to view the photos of themselves, their friends, and others on our Web Site, save the photos in order to print them later, and email them to friends and family. In the past, when we had operational capital, we engaged photographers and found that these activities generated the majority of the traffic coming to our Site.  However, we do not currently possesses sufficient capital to hire photographers, and we do not anticipate being able to hire them in the future unless we receive additional capital.

In addition to undercover marketing at clubs and other popular night spots, we can generate traffic to our Site if the Site appears at the top of search engine searches for phrases relating to clubs, design, fashion, entertainment, etc. Initially we have relied upon our Web designers to build our site in a way that we are at the top of search engine searches. A site can also appear at the top of search engine searches by paying popular search engines to place them there. We do not currently possess sufficient capital to pay for search engine placement, but, if additional capital becomes available, we are willing to pay popular search engines for top placement if we determine such placement would be beneficial.

We have relied upon our club and event based photographers, word of mouth and search engine placement to generate traffic to our Site. We have focused on drawing a high volume of visitors to our Site in the hopes that this traffic would lead to a high Internet traffic ranking value and, therefore, high advertising sales potential. Because we have been unable to sustain these marketing efforts we have not generated the volume of traffic necessary to attract advertisers. If we receive an infusion of capital then we intend to resume our marketing efforts with the goal of generating a high volume of traffic, thereby hopefully increasing our appeal to advertisers.

Intellectual Property Protection

Our business depends, in part, on the protection of our intellectual property, including our business name, logo, and distinctive branding. We have registered the domain name of our primary web Site, MojoRepublik.com and also for www.LiveBrew.com. In addition, we have secured federal trademark registrations on “LIVE BREW” and on “MOJO REPUBLIK”.  To date, we do not yet own any other patent, trademark, or legally enforceable claim to proprietary intellectual property.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Expenses

At present we lack the capital necessary to pursue our business plan.  Were we able to raise the necessary capital, we estimate the costs to implement our business strategy over the following twelve months would be substantially as follows:

•
Event Production and Promotion, which will consist of the production and promotion of our own music festival as well as the promotion of other events. We expect such costs to include food and beverage expenses, licensing, permits, insurance, and the costs of bands and other entertainment. We estimate Production and Promotion expenses for the next twelve months will be approximately $50,000;

•
Site Content and Development costs consist of the expenses associated with maintaining and constantly redesigning our Site, including: photographers, writers, graphic artists, web hosting companies, and Site developers. We anticipate our Site Content and Development expenses for the next twelve months to be approximately $50,000; and

•
General and Administrative costs consist of the daily operational expenses, which are expected to include, but are not necessarily limited to, salaries for administrative personnel, insurance, Professional fees consisting of the costs associated with the legal and accounting services we will require to maintain compliance with reporting and other requirements, and all other general expenses. General and administrative costs are expected to be approximately $100,000 for the next twelve months.

We intend to obtain business capital through the use of private equity fundraising or shareholder loans. We anticipate that, in time, the primary source of revenues for our business model will be from online advertisers.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the years ended June 30, 2009 and 2008

Our revenue reported for the year ended June 30, 2009 was $2,560, compared with $5,963 for the year ended June 30, 2008. Our revenue generated for both periods was attributable to the sale of advertising and revenue generated by our live event.

Our operating expenses for the year ended June 30, 2009 was $104,651, compared with $84,757 for the same period ended June 30, 2008.  The primary expenses for the year ended June 30, 2009 were professional fees. The primary expenses for the year ended June 30, 2008 where advertising and promotion and general and administrative expenses.  We recorded a net loss of $104,186 for the year ended June 30, 2009 and $81,194 for the year ended June 30, 2008.

Liquidity and Capital Resources

As at June 30, 2009, we had $2,629 in current assets and $168,996 in current liabilities. On June 30, 2009, we had working capital deficit of $166,367

Operating activities used $43,419 in cash for year ended June 30, 2009 as compared with $50,700 for the year ended June 30, 2008. Our net loss of $104,186  for the year ended June 30, 2009 and net loss of $81,194 for the year ended June 30, 2008 were the primary negative components of our operating cash flow. Financing activities generated $40,831 and $57,140 for the 12 months ended June 30, 2009 and for the year ended June 30, 2008.

As of June 30, 2009, there was cash in the amount of $2,629, which we believe is not sufficient cash to operate and achieve implementation of our full business plan. The success of our business plan is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  If our attempts to raise additional capital are not successful, then implementation of our business plan may be delayed.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director who also is our sole executive officer, his age as of June 30, 2009 and his present positions.

Name	Age	Position Held with the Company
David Woo	56	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of the executive officer and director.

David Woo has been our President, CEO, CFO, and sole director since our inception in 2007.  From 2002 through 2007, Mr. Woo was a founder and President of Innovation Flooring + Furniture Design LLC, a flooring and furniture company based in Las Vegas, Nevada.  Mr. Woo is a 1974 graduate of the School of the Worcester Art Museum.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending June 30, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

As of June 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Woo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Narrative Disclosure to the Summary Compensation Table

We do not have any written or oral agreements with any officer or director at this time.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Woo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not compensate our directors for their service at this time.

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the effective date of the Merger by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 5,216,000 Shares of Common Stock issued and outstanding as of June 30, 2009. Addresses for all of the individuals listed in the table below are c/o Republik Media and Entertainment, Ltd., P.O.  Box 778146, Henderson, NV 89077.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common	David Woo	2,000,000	38.34%
Total of All Current Directors and Officers:		2,000,000	38.34%
More than 5% Beneficial Owners
Common	David Woo	2,000,000	38.34%
Common	Ashley Esquivel	1,000,000	19.17%
Common	Andrew Bernardo	1,000,000	19.17%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$3500	$0	$0	$0
2008	$5250	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2009 and 2008
F-3	Consolidated Statements of Operations for the years ended June 30, 2009 and 2008
F-4	Consolidated Statement of Stockholders’ Equity for the period from inception (September 2007) to June 30, 2009
F-5	Consolidated Statements of Cash Flows for years ended June 30, 2009 and 2008
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.

By:
/s/David Woo
David Woo
President, Chief Executive Officer, and Director
October 20, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:
/s/David Woo David Woo President, Chief Executive Officer, and Director October 20, 2009

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Republik Media and Entertainment, LTD (fka MojoRepublik, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Republik Media and Entertainment, LTD (fka MojoRepublik, Inc.) (A Development Stage Company) as of June 30, 2009 and June 30, 2008 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and restated period from inception September 10, 2007 through June 30, 2008 and since inception on September 10, 2007 through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republik Media and Entertainment, LTD (fka MojoRepublik, Inc.) (A Development Stage Company) as of June 30, 2009 and June 30, 2008 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and restated period from inception September 10, 2007 through June 30, 2008 and since inception on September 10, 2007 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $185,380 and $81,194 as of June 30, 2009 and 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 12, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008 (restated)

CURRENT ASSETS

Cash	$2,629	$5,217
Accounts receivable	-	350

Total Current Assets	2,629	5,567

EQUIPMENT, net	735	979

TOTAL ASSETS	$3,364	$6,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$93,306	$34,885
Unearned revenue	-	2,184
Accrued interest payable-related party	4,599	663
Related party payables	61,091	20,260
Notes payable	10,000	10,000

Total Current Liabilities	168,996	67,992

Total Liabilities	168,996	67,992

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(185,380)	(81,194)

Total Stockholders' Equity (Deficit)	(165,632)	(61,446)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,364	$6,546

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Consolidated Statements of Operations

		From Inception	From Inception
	For the	on September 10,	on September 10,
	Year Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009
		(restated)	(restated)

REVENUES	$4,394	$4,129	$8,523

OPERATING EXPENSES

Advertising and promotion	12,493	40,501	52,994
Depreciation expense	244	244	488
Professional fees	77,720	14,113	91,833
Website expenses	2,836	2,408	5,244
General and administrative	11,358	27,491	38,849

Total Operating Expenses	104,651	84,757	189,408

LOSS FROM OPERATIONS	(100,257)	(80,628)	(180,885)

OTHER INCOME AND EXPENSE

Other income	7	97	104
Interest expense	(3,936)	(663)	(4,599)

Total Other Expenses	(3,929)	(566)	(4,495)

NET LOSS BEFORE TAXES	(104,186)	(81,194)	(185,380)

Income taxes	-	-	-

NET LOSS	$(104,186)	$(81,194)	$(185,380)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,216,000	5,203,810

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Cosnolidated Statements of Stockholders' Equity (Deficit)
(Restated)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the
development stage,
September 10, 2007	-	$-	$-	$-	$-

Common stock issued in acquisition
of MojoRepublik, LLC on
September 10, 2007 at $$0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash
on December 31, 2007
at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception
through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year
ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	$52	$19,696	$(185,380)	$(165,632)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA MOJOREPUBLIK, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

		From Inception	From Inception
	For the Year	on September 10,	on September 10,
	Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2009	2009	2009
		(Restated)	(Restated)

OPERATING ACTIVITIES

Net income (loss)	$(104,186)	$(81,194)	$(185,380)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsidiary with negative book value	-	(7,132)	(7,132)
Depreciation expense	244	244	488
Changes in operating assets and liabilities:
Accrued interest payable	3,936	663	4,599
Accounts receivable	350	(350)	-
Unearned revenue	(2,184)	2,184	-
Accounts payable and accrued expenses	58,421	34,885	93,306

Net Cash Used in Operating Activities	(43,419)	(50,700)	(94,119)

INVESTING ACTIVITIES

Purchase of machinery and equipment	-	(1,223)	(1,223)

Net Cash Used in Investing Activities	-	(1,223)	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	42,831	20,260	63,091
Repayments to related party payables	(2,000)	-	-
Proceeds from notes payable	-	10,000	10,000
Proceeds from issuance of common stock	-	26,880	26,880

Net Cash Provided by Financing Activities	40,831	57,140	99,971

NET INCREASE IN CASH	(2,588)	5,217	4,629

CASH AT BEGINNING OF PERIOD	5,217	-	-

CASH AT END OF PERIOD	$2,269	$5,217	$4,629

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Republik Media and Entertainment, LTD (the Company) was incorporated in the State of Delaware on September 10, 2007. The Company was originally incorporated as Mojo Republik, Inc., and was incorporated to engage in any lawful act or activity for which a Corporation may be organized under Delaware law.  As of October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducts business through its two wholly owned subsidiaries.

MojoRepublik, LLC, a wholly owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada.  MojoRepublik, LLC is in the business of developing and promoting a website, mojorepublik.com.

Live Brews, LLC, a wholly owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada.  Live Brews, LLC is in the business of organizing and promoting live events.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2009.

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008
Loss (numerator)	$ (104,186)	$ (81,195)
Shares (denominator)	5,216,000	5,203,810
Per share amount	$ (0.02)	$ (0.02)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30 fiscal year end. The Company has not realized significant sales through June 30, 2008 and is classified as a development stage company.

Advertising and Promotional Expenses
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $12,493 and $40,501 of advertising expense during the years ended June 30, 2009 and 2008, respectively.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to net loss before provision for income taxes for the following reasons:

	June 30, 2009	June 30, 2008
Income tax expense at statutory rate	$ (36,465)	$ (28,418)
Valuation allowance	36,465	28,418
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	June 30, 2009	June 30, 2008
NOL carryover	$ 64,883	$ 28,418)
Valuation allowance	(64,883)	(28,418)
Net deferred tax asset	$ -	$ -

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $185,861 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-based compensation.
As of June 30, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Principles of Consolidation
The accompanying consolidated financial statements for the years ended June 30, 2009 and 2008 include the accounts of the Company and its subsidiaries, MojoRepublik, LLC and Live Brews, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
The Company generates revenue in exchange for advertising on the website owned by our wholly owned subsidiary, MojoRepublik LLC.  Additionally, we are engaged in the organization and promotion of live events through our wholly-owned subsidiary, LiveBrew.com LLC. The Company recognizes revenue when products services have been provided and collection is reasonably assured.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets
Fixed assets are recorded as cost.  Major additions and improvements are capitalized.  Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.  Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years.  In the year ended June 30, 2008 the Company purchased $1,223 of Machinery and Equipment at cost. There were no other fixed assets purchased. For the Years Ended June 30, 2009 and 2008, accumulated depreciation totaled $488 and $244, respectively.

Concentration of Risk
The Company's bank accounts are deposited in insured institutions. The funds are insured up to $100,000.   At June 30, 2009 the Company's bank deposits did not exceed the insured amounts.

Recent Accounting Pronouncements
 In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

2.           COMMON STOCK
The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 100,000,000 shares of common stock at a par value of $0.00001 and 10,000,000 shares of preferred stock at a par value of $0.00001 per share.

On September 10, 2007, the MojoRepublik, Inc. (the Parent) issued 4,320,000 shares of its common stock to shareholders of MojoRepublik, LLC (the Subsidiary), in exchange for all 1,080 membership units of the Subsidiary.  The shares in the Parent were issued as founders’ shares. From inception through December 31, 2007, the Company issued 896,000 shares of its common stock for cash at $0.03 per share.  The shares were part of a private placement that was approved in a board of directors meeting held September 14, 2007.

The Company did not issue any common or preferred stock during the year ended June 30, 2009.

3.           EQUIPMENT
   Equipment is stated at cost.  Depreciation expense for the years ended June 30, 2009 and 2008 was $244.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of June 30, 2009 and 2008 equipment consisted of the following:

	June 30, 2009	June 30, 2008
Machinery and equipment	$ 1,223	$ 1,223
Accumulated depreciation	(488)	(244)
Total	$ 735	$ 979

4.           NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of June 30, 2009. The notes are unsecured, bear interest at six percent (6.0%) per annum and are due in two years from the date of the promissory note.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $61,091 and $20,260 as of June 30, 2009 and 2008, bear interest at six percent (6.0%), are unsecured and due upon demand.
5.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $185,380 and $81,194 as of June 30, 2009 and 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

6.           RESTATEMENT OF FINANCIAL STATEMENTS

On September 29, 2009 the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended June 30, 2008.  The Company discovered errors in the previously reported cash balance and its notes payable amounts.  Additionally, several of the income statement accounts were materially misstated as well.

These adjustments resulted in an overall change in total assets of $292, total liabilities of $1,012 and stockholders’ equity of $1,304.  Revenue decreased by $2,334 and total operating expenses were decreased by $10,734 resulting in a decrease of net loss in the fiscal year ended June 30, 2008 of $8,436.  Much of these changes resulted from timing errors in reporting revenue and expenses.

Below are presented summaries of the difference between the original and restated Balance Sheet and Statements of Operations.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

ASSETS

	June 30,	June 30,
	2008	2008
	(Original)	(Restated)
CURRENT ASSETS

Cash	$4,775	$5,217
Accounts receivable, net	500	350

Total Current Assets	5,275	5,567

EQUIPMENT, net	979	979

TOTAL ASSETS	$6,254	$6,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,644	$34,885
Unearned Revenue	-	2,184
Accrued interest payable - related party	-	663
Related party payables	360	20,260
Notes payable	30,000	10,000

Total Current Liabilities	69,004	67,992

TOTAL LIABILITIES	69,004	67,992

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	26,828	19,696
Deficit accumulated during the development stage	(89,630)	(81,194)

Total Stockholders' Equity (Deficit)	(62,750)	(61,446)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,254	$6,546

REPUBLIK MEDIA AND ENTERTAINMENT, LTD
(FKA Mojo Republik, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

STATEMENTS OF OPERATIONS

	From Inception	From Inception
	on September 10,	on September 10,
	2007 Through	2007 Through
	June 30,	June 30,
	2008	2008
	(Original)	(Restated)

REVENUES	$6,463	$4,129

OPERATING EXPENSES

Advertising and promotion	54,127	40,501
Depreciation expense	244	244
Professional fees	16,588	13,901
Website expenses	2,408	2,408
General and administrative	21,912	27,491

Total Operating Expenses	95,279	84,545

LOSS FROM OPERATIONS	(88,816)	(80,416)

OTHER INCOME AND EXPENSE

Other income	97	97
Interest expense	(911)	(875)

Total Other Expenses	(814)	(778)

NET LOSS BEFORE TAXES	(89,630)	(81,194)

Income taxes	-	-

NET LOSS	$(89,630)	$(81,194)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,203,810	5,203,810