Form 10-Q
period 2009-09-30
Republik Media & Entertainment, Ltd.
filed 2009-11-12
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-156254

Republik Media and Entertainment, Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778146, Henderson, Nevada 89077
(Address of principal executive offices)

702-405-9927
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,216,000 common shares as of October 27, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009 (audited);
F-2	Statements of Operations for the three ended September 30, 2009 and September 30, 2008, and for the period from September 10, 2007 (Inception) to September 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from September 10, 2007 (Inception) to September 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended September 30, 2009 and 2008, and for the period from September 10, 2007 (Inception) to September 30, 2009 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30, 2009	June 30, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,673	$2,629

Total Current Assets	1,673	2,629

EQUIPMENT, net	674	735

TOTAL ASSETS	$2,347	$3,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$118,557	$93,306
Accrued interest payable - related party	5,665	4,599
Related party payables	61,091	61,091
Notes payable	10,000	10,000

Total Current Liabilities	195,313	168,996

TOTAL LIABILIITES	195,313	168,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(212,714)	(185,380)

Total Stockholders' Equity (Deficit)	(192,966)	(165,632)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,347	$3,364

The accompanying notes are an intergral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2009	2008 (Restated)	2009

REVENUES	$-	$2,700	$8,523

OPERATING EXPENSES

Advertising and promotion	57	8,029	53,051
Depreciation expense	61	61	549
Professional fees	25,330	25,055	117,163
Website expenses	593	593	5,837
General and administrative	228	11,383	39,077

Total Operating Expenses	26,269	45,121	215,677

LOSS FROM OPERATIONS	(26,269)	(42,421)	(207,154)

OTHER INCOME AND EXPENSE

Interest income	-	3	104
Interest expense	(1,065)	(735)	(5,664)

Total Other Expenses	(1,065)	(732)	(5,560)

NET LOSS BEFORE TAXES	(27,334)	(43,153)	(212,714)

Income taxes	-	-	-

NET LOSS	$(27,334)	$(43,153)	$(212,714)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,216,000	5,216,000

The accompanying notes are an intergral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity(Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the
development stage,
September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance
with share purchase agreement
for MojoRepublik, LLC on
September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash
on December 31, 2007
at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception
through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year
ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the three months
ended September 30, 2009 (unaudited)	-	-	-	(27,334)	(27,334)

Balance, September 30, 2009 (unaudited)	5,216,000	$52	$19,696	$(212,714)	$(192,966)

The accompanying notes are an intergral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES

Net income (loss)	$(27,334)	$(43,153)	$(212,714)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsitiary with negative book value	-	-	(7,132)
Depreciation expense	61	61	549
Changes in operating assets and liabilities:
Accrued interst payable	1,066	735	5,665
Accounts receivable	-	(300)	-
Accounts payable and accrued expenses	25,251	15,885	118,557

Net Cash Used in Operating Activities	(956)	(26,772)	(95,075)

INVESTING ACTIVITIES

Purchase of machinery and equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	-	33,735	63,091
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	-	33,735	97,971

NET INCREASE IN CASH	(956)	6,963	1,673

CASH AT BEGINNING OF PERIOD	2,629	5,217	-

CASH AT END OF PERIOD	$1,673	$12,180	$1,673

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an intergral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
September 30, 2009 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results for the full year.

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
September 30, 2009 and June 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
September 30, 2009 and June 30, 2009

NOTE 4 – EQUITY ACTIVITY

The company did not issue any common or preferred stock during the three months ended September 30, 2009.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of September 30, 2009. The notes are unsecured, bear interest at six percent (6.0%) per annum and are due in two years from the date of the promissory note.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $61,091 September 30, 2009, bear interest at six percent (6.0%), are unsecured and due upon demand.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which August cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”).  We do business through our two wholly-owned subsidiaries MojoRepublik LLC and LiveBrew.com LLC.

MojoRepublik LLC, our wholly owned subsidiary, was organized on June 14, 2007 in the State of Nevada. We develop and run our website, www.mojorepublik.com (the “Site” or the “Web Site”), through MojoRepublik LLC. We have designed our Site with the intention of appealing to individuals who follow the latest entertainment, lifestyle, fashion, and design trends.  While it is our desire to continuously upgrade and update our Site, at this point in time we do not possess the financial resources necessary to perform any significant upgrading of the Site.  Additionally, insufficient capital prevents us from providing continuous updates of the Site.  We do possess the capacity, however, to periodically update the Site, and do so with pictures of concert and club goers.  In the event we are able to obtain additional financial resources, we plan to continue to provide both design and content on our Site that will attract such individuals as viewers and customers.

LiveBrew.com LLC (“Live Brew”), our wholly owned subsidiary, was organized on May 23, 2008 in the State of Nevada.  Live Brew was created to operate event production and promotion activities.  Due to a lack of capital, we do not currently possess the resources to stage and promote events. In the event we are able to obtain additional financial resources, we plan to reengage in event production and promotion activities.

Results of Operations for the three months ended September 30, 2009 and September 30, 2008, and Period from September 10, 2007 (date of inception) until September 30, 2009 and 2008

We generated no gross revenue for the three months ended September 30, 2009 and $2,700 of gross revenue for the three months ended September 30, 2008. Our Operating Expenses during the three month period ended September 30, 2009 equalled $26,269, consisting primarily of $25,330 in professional fees. We had interest expense of $1,065 for the period. We therefore, recorded a net loss of $27,334 for the three months ended September 30, 2009. Our Operating Expenses during the three month period ended September 30, 2008 equalled $45,121, consisting of $8,029 in advertising and promotion costs, $25,055 in professional fees, and $11,383 in General and Administrative Expenses. We had other income of $3 and interest expense of $735 for the period. We therefore, recorded a net loss of $43,153 for the three months ended September 30, 2008.

For the period from September 10, 2007 (Date of Inception) until September 30, 2009, we generated gross revenue of $8,523. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until September 30, 2009 equalled $215,677, consisting of $53,051 in advertising and promotion costs, $549 in depreciation expense, $117,163 in professional fees, $5,837 in website expenses, and $39,077 in general and administrative Expenses. We had other income of $104 and interest expense of $5,664 for the period. We therefore, recorded a net loss of $212,714 for the period from September 10, 2007 (Date of Inception) until September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $1,673, all in Cash. Our total current liabilities as of September 30, 2009 were $195,313, consisting of $118,557 in Accounts Payable and Accrued Expenses and $61,091 in Related Party Payables.  Thus, we have a working capital deficit of $192,966 as of September 30, 2009.

Operating activities used $956, $26,772 and $95,075 in cash for the three months ended September 30, 2009 and 2008 and from September 10, 2007 (Date of Inception) until September 30, 2009, respectively. Our net loss of $27,334, $43,153 and $212,714 for the three months ended September 30, 2009 and 2008 and for the period from September 10, 2007 (Date of Inception) until September 30, 2009, respectively, offset by Accounts Payable and Accrued Expenses of $25,251, $15,885 and $118,557 were the primary components of our negative operating cash flow for the three months ended September 30, 2009 and 2008 and for the period from September 10, 2007 (Date of Inception) until September 30, 2009, respectively.

Financing Activities generated $0 in cash for the three months ended September 30, 2009, and $33,735 for the three months ended September 30, 2008 consisting entirely of proceeds from related party payables. Financing activities generated $97,971 in cash during the period from September 10, 2007 (Date of Inception) until September 30, 2009, due to proceeds of $63,091 from related party payables, $10,000 from notes payable, and $26,880 from common stock issued.

As of September 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2009 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at September 30, 2009:

•	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to locate another business opportunity, or receive financing to hire additional employees.  At this time, we are effectively not a going concern.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

Item 5.     Other Information

None

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

Republik Media and Entertainment, Ltd.

Date:
November 10, 2009

By:       /s/David Woo
             David Woo
Title:    Chief Executive Officer and Director