Form 10-Q
period 2009-12-31
Republik Media & Entertainment, Ltd.
filed 2010-02-18
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,216,000 common shares as of January 25, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009 (audited);
F-2	Statements of Operations for the three and six months ended December 31, 2009 and December 31, 2008, and for the period from September 10, 2007 (Inception) to December 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from September 10, 2007 (Inception) to December 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months months ended December 31, 2009 and 2008, and for the period from September 10, 2007 (Inception) to December 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2009	June 30, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$765	$2,629

Total Current Assets	765	2,629

EQUIPMENT, net	613	735

TOTAL ASSETS	$1,378	$3,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$154,073	$93,306
Accrued interest payable	1,452	852
Accrued interest payable - related party	5,278	3,747
Related party payables	61,091	61,091
Notes payable	10,000	10,000

Total Current Liabilities	231,894	168,996

TOTAL LIABILIITES	231,894	168,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(250,264)	(185,380)

Total Stockholders' Equity (Deficit)	(230,516)	(165,632)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,378	$3,364

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2009	2008	2009	2008	2009
		(Restated)		(Restated)

REVENUES	$-	$80	$-	$270	$8,523

OPERATING EXPENSES

Advertising and promotion	75	4,397	132	11,688	53,126
Depreciation expense	61	61	122	122	610
Professional fees	35,515	18,358	60,845	43,412	152,678
Website expenses	594	1,093	1,187	1,687	6,431
General and administrative	240	5,636	468	17,844	39,317

Total Operating Expenses	36,485	29,545	62,754	74,753	252,162

LOSS FROM OPERATIONS	(36,485)	(29,465)	(62,754)	(74,483)	(243,639)

OTHER INCOME AND EXPENSE

Interest income	-	2	-	5	104
Interest expense	(1,065)	-	(2,130)	(1,780)	(6,729)

Total Other Expenses	(1,065)	2	(2,130)	(1,775)	(6,625)

NET LOSS BEFORE TAXES	(37,550)	(29,463)	(64,884)	(76,258)	(250,264)

Income taxes	-	-	-	-	-

NET LOSS	$(37,550)	$(29,463)	$(64,884)	$(76,258)	$(250,264)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the development stage, September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance with share purchase agreement for MojoRepublik, LLC on September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash on December 31, 2007 at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the six months ended December 31, 2009 (unaudited)	-	-	-	(64,884)	(64,884)

Balance, December 31, 2009 (unaudited)	5,216,000	$52	$19,696	$(250,264)	$(230,516)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES

Net loss	$(64,884)	$(76,258)	$(250,264)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsitiary with negative book value	-		(7,132)
Depreciation expense	122	122	610
Changes in operating assets and liabilities:
Accrued interest payable	2,131	1,780	6,730
Accounts receivable	-	(300)	-
Accounts payable and accrued expenses	60,767	32,658	154,073

Net Cash Used in Operating Activities	(1,864)	(41,998)	(95,983)

INVESTING ACTIVITIES

Purchase of machinery and equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	-	43,000	63,091
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	-	43,000	97,971

NET INCREASE IN CASH	(1,864)	1,002	765

CASH AT BEGINNING OF PERIOD	2,629	5,217	-

CASH AT END OF PERIOD	$765	$6,219	$765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2009 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

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
December 31, 2009 and June 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of December 31, 2009. The notes are unsecured, bear interest at six percent (6.0%) per annum and are due in two years from the date of the promissory note.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $61,091at December 31, 2009, bear interest at six percent (6.0%), are unsecured and due upon demand.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2009 and June 30, 2009

NOTE 5 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended December 31, 2009.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through January 20, 2010 and there are no material subsequent events to report other than those reported.

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

MojoRepublik LLC, our wholly owned subsidiary, was organized on June 14, 2007 in the State of Nevada. We develop and run our website, www.mojorepublik.com (the “Site” or the “Web Site”), through MojoRepublik LLC. We have designed our Site with the intention of appealing to individuals who follow the latest entertainment, lifestyle, fashion, and design trends.  While it is our desire to continuously upgrade and update our Site, at this time we do not possess the financial resources necessary to perform any significant and regular upgrading of the Site.  In the event we are able to obtain additional funding, we plan to renew providing regularly updated content on our Site that will attract such individuals as viewers and customers.

LiveBrew.com LLC (“Live Brew”), our wholly owned subsidiary, was organized on May 23, 2008 in the State of Nevada.  Live Brew was created to operate event production and promotion activities.  Due to a lack of capital, we do not currently possess the resources to stage and promote events. In the event we are able to obtain additional funding, we plan to reengage in event production and promotion activities.

Results of Operations for the three and six months ended December 31, 2009 and December 31, 2008, and Period from September 10, 2007 (date of inception) until December 31, 2009

We generated no gross revenue for the three and six months ended December 31, 2009 and $80 and $270 of gross revenue for the three and six months ended December 31, 2008. For the period from September 10, 2007 (Date of Inception) until December 31, 2009, we generated gross revenue of $8,523.

Our Operating Expenses during the three month period ended December 31, 2009 equalled $36,845, consisting primarily of $35,515 in professional fees, compared with $29,545, consisting primarily of $4,397 in advertising and promotion, $5,636 of general and administrative expenses and $18,358 of professional fees, for the three month period ended December 31, 2008.  We had $0 of other income and interest expense of $1,065 for the three month period ended December 31, 2009 and other income of $2 and no interest expense for the three month period ended December 31, 2008.  We therefore, recorded a net loss of $37,550 for the three months ended December 31, 2009 and $29,463 for the three months ended December 31 2008.

Our Operating Expenses during the six month period ended December 31, 2009 equalled $62,754, consisting primarily of $60,845 in professional fees, compared with $74,753, consisting primarily of $11,688 in advertising and promotion, $17,844 of general and administrative expenses and $43,412 of professional fees, for the six month period ended December 31, 2008.  We had $0 of other income and interest expense of $2,130 for the six month period ended December 31, 2009 and other income of $5 and interest expense of $1,780 for the six month period ended December 31, 2008.  We therefore, recorded a net loss of $64,884 for the six months ended December 31, 2009 and $76,258 for the six months ended December 31 2008.

Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until December 31, 2009 equalled $252,162, consisting of $53,126 in advertising and promotion costs, $152,678 in professional fees, $6,431 in website expenses, and $39,317 in general and administrative expenses. We had other income of $104 and interest expense of $6,729 for the period. We therefore, recorded a net loss of $250,264 for the period from September 10, 2007 (Date of Inception) until December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $765, all in Cash. Our total current liabilities as of December 31, 2009 were $231,894, consisting primarily of $154,073 in Accounts Payable and Accrued Expenses and $61,091 in Related Party Payables.  Thus, we have a working capital deficit of $231,129 as of December 31, 2009.

Operating activities used $1,864, $41,998 and $95,983 in cash for the six months ended December 31, 2009, six months ended December 31, 2008 and for the period from September 10, 2007 (Date of Inception) until December 31, 2009, respectively.

Our net loss of $64,484, 76,258 and $250,264 for the six months ended December 31, 2009, six months ended December 31, 2008 and for the period from September 10, 2007 (Date of Inception) until December 31, 2009, respectively, offset by Accounts Payable and Accrued Expenses of $60,767, $32,658 and $154,073 for the six months ended December 31, 2009, six months ended December 31, 2008 and  for the period from September 10, 2007 (Date of Inception) until December 31, 2009, respectively, were the primary components of our negative operating cash flow for the six months ended December 31, 2009 and 2008 and for the period from September 10, 2007 (Date of Inception) until December 31, 2009, respectively.

Financing Activities generated $0 in cash for the six months ended December 31, 2009, and $43,000 for the six months ended December 31, 2008 consisting entirely of proceeds from related party payables. Financing activities generated $97,971 in cash during the period from September 10, 2007 (Date of Inception) until December 31, 2009, due to proceeds of $63,091 from related party payables, $10,000 from notes payable, and $26,880 from common stock issued.

As of December 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2009:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

  Republik Media and Entertainment, Ltd.

Date: February 17, 2010

By:       /s/ David Woo
             David Woo
Title:    Chief Executive Officer and Director