Form 10-Q
period 2010-03-31
Republik Media & Entertainment, Ltd.
filed 2010-05-17
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156254

Republik Media and Entertainment, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778146, Henderson, Nevada 89077
(Address of principal executive offices)

702-405-9927
(Registrant's telephone number)
______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,216,000 common shares as of March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2010 (audited) and June 30, 2009 (unaudited);
F-2
Statements of Operations for the three month periods ended March 31, 2010 and 2009, for the nine month periods ended March 31, 2010 and 2009 and for the period from September 10, 2007 (date of inception) to March 31, 2010 (unaudited);

F-3	Statements of Stockholders’ Equity for period from September 10, 2007 (date of inception) to March 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine month periods ended March 31, 2010 and 2009, and for the period from September 10, 2007 (date of inception) to March 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31, 2010	June 30, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,612	$2,629

Total Current Assets	1,612	2,629

EQUIPMENT, net	552	735

TOTAL ASSETS	$2,164	$3,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$169,273	$93,306
Accrued interest payable	1,602	852
Accrued interest payable - related party	6,206	3,747
Related party payables	63,091	61,091
Notes payable	10,000	10,000

Total Current Liabilities	250,172	168,996

TOTAL LIABILIITES	250,172	168,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(267,756)	(185,380)

Total Stockholders' Equity (Deficit)	(248,008)	(165,632)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,164	$3,364

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on September 10, 2007 Through March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$2,460	$-	$5,320	$8,523

OPERATING EXPENSES

Advertising and promotion	43	1,230	175	1,627	53,169
Depreciation expense	61	61	183	123	671
Professional fees	15,120	1,781	76,045	45,008	167,878
Website expenses	588	556	1,775	2,242	7,019
General and administrative	522	1,068	990	11,862	39,839

Total Operating Expenses	16,334	4,696	79,168	60,862	268,576

LOSS FROM OPERATIONS	(16,334)	(2,236)	(79,168)	(55,542)	(260,053)

OTHER INCOME AND EXPENSE

Other income	-	60	-	35	104
Interest expense	(1,078)	1	(3,208)	(1,023)	(7,807)

Total Other Expenses	(1,078)	61	(3,208)	(988)	(7,703)

NET LOSS BEFORE TAXES	(17,412)	(2,175)	(82,376)	(56,530)	(267,756)

Income taxes	-	-	-	-	-

NET LOSS	$(17,412)	$(2,175)	$(82,376)	$(56,530)	$(267,756)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the
development stage,
September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance
with share purchase agreement
for MojoRepublik, LLC on
September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash
on December 31, 2007
at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception
through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year
ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the nine months
ended March 31, 2010 (unaudited)	-	-	-	(82,376)	(82,376)

Balance, March 31, 2010 (unaudited)	5,216,000	$52	$19,696	$(267,756)	$(248,008)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,		From Inception on September 10, 2007 Through March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(82,376)	$(56,530)	$(267,756)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsitiary with negative book value	-		(7,132)
Depreciation expense	183	184	671
Changes in operating assets and liabilities:
Accrued interest payable	3,209	-	7,808
Accounts receivable	-	(2,346)	-
Accounts payable and accrued expenses	75,967	26,471	169,273

Net Cash Used in Operating Activities	(3,017)	(32,221)	(97,136)

INVESTING ACTIVITIES

Purchase of machinery and equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	2,000	30,628	65,091
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	2,000	30,628	99,971

NET (DECREASE) INCREASE IN CASH	(1,017)	(1,593)	1,612

CASH AT BEGINNING OF PERIOD	2,629	4,775	-

CASH AT END OF PERIOD	$1,612	$3,182	$1,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
March 31, 2010 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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
March 31, 2010 and June 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of March 31, 2010. The notes are unsecured, bear interest at six percent (6.0%) per annum and are due in two years from the date of the promissory note.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $63,091at March 31, 2009, bear interest at six percent (6.0%), are unsecured and due upon demand.

NOTE 5 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the nine months ended March 31, 2009.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Results of Operations for the three month periods ended March 31, 2010 and 2009, for the nine month periods ended March 31, 2010 and 2009, and for the period from September 10, 2007 (date of inception) through March 31, 2010.

For the three months ended March 31, 2010 and 2009, we generated gross revenue of $0 and $2,460, respectively. Our Operating Expenses during the three month period ended March 31, 2010 equalled $16,334, consisting of $43 in Advertising and Promotion costs, $61 in Depreciation expense, $15,120 in Professional fees, $558 in Website expenses, and $522 in General and Administrative Expenses. We had no other income and Interest expense of $1,078 for the period. We therefore, recorded a net loss of $17,412 for the three months ended March 31, 2010. Our Operating Expenses during the three month period ended March 31, 2009 equalled $4,696, consisting of $1,230 in Advertising and Promotion costs, $61 in Depreciation expense, $1,781 in Professional fees, $556 in Website expenses, and $1,068 in General and Administrative Expenses. We had other income of $60 and generated Interest expense of $1 for the period. We therefore, recorded a net loss of $2,175 for the three months ended March 31, 2009.

For the nine months ended March 31, 2010 and 2009, we generated gross revenue of $0 and $5,320, respectively. Our Operating Expenses during the nine month period ended March 31, 2010 equalled $79,168, consisting of $175 in Advertising and Promotion costs, $183 in Depreciation expense, $76,045 in Professional fees, $1,775 in Website expenses, and $990 in General and Administrative Expenses. We had other income of $0 and Interest expense of $3,208 for the period. We therefore, recorded a net loss of $82,376 for the nine months ended March 31, 2010.  Our Operating Expenses during the nine month period ended March 31, 2009 equalled $60,862, consisting of $1,627 in Advertising and Promotion costs, $123 in Depreciation expense, $45,008 in Professional fees, $2,242 in Website expenses, and $11,862 in General and Administrative Expenses. We had other income of $35 and Interest expense of $1,023 for the period. We therefore, recorded a net loss of $56,530 for the nine months ended March 31, 2009.

For the period from September 10, 2007 (Date of Inception) until March 31, 2010, we generated gross revenue of $8,523. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until March 31, 2010 equalled $268,576, consisting of $53,169 in Advertising and Promotion costs, $671 in Depreciation expense, $167,878 in Professional fees, $7,019 in Website expenses, and $39,839 in General and Administrative Expenses. We had other income of $104 and Interest expense of $7,807 for the period. We therefore, recorded a net loss of $267,756 for the period from September 10, 2007 (Date of Inception) until March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $1,612, all in Cash and total assets of $2,164. Our total current liabilities as of March 31, 2010 were $250,172, consisting primarily of $169,273 in Accounts Payable and Accrued Expenses and $63,091 in Related Party Payables.  Thus, we have a working capital deficit of $248,560 as of March 31, 2010.

Operating activities used $3,017 and $32,221 in cash for the nine months ended March 31, 2010 and March 31, 2009 and $97,136 for the period from September 10, 2007 (Date of Inception) until March 31, 2010. Our net loss of $82,736 offset by Accounts Payable and Accrued Expenses of $75,967 were the primary components of our negative operating cash flow for the nine months ended March 31, 2010. Our net loss of $56,530 offset by Accounts Payable and Accrued Expenses of $26,471 were the primary components of our negative operating cash flow for the nine months ended March 31, 2010.  Our net loss of $267,756, offset by Accounts Payable and Accrued Expenses of $169,273, were the primary components of our negative operating cash flow for the period from September 10, 2007 (Date of Inception) until March 31, 2010.

Investing Activities used $1,223 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2010, as a result of the purchase of machinery and equipment. Investing activities did not use or generate cash for the nine months ended March 31, 2010 or March 31, 2009.

Financing Activities generated $2,000 and $30,628 in cash for the nine months ended March 31, 2010 and 2009, respectively, consisting entirely of proceeds from related party payables. Financing activities generated $99,971 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2010, due to proceeds of $65,091 from related party payables, $10,000 from notes payable and $26,880 from common stock issued less $2,000 for repayment of related party payables.

As of March 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2010as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2010:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Republik Media and Entertainment, Ltd.

Date:	May 17, 2010

By: /s/ David Woo David Woo Title: Chief Executive Officer and Director