Form 10-K
period 2010-06-30
Republik Media & Entertainment, Ltd.
filed 2010-09-28
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes []       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No []

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,216,000 as of June 30, 2010.

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

Description of Business

Mojorepublik LLC

We are engaged in the business of developing and promoting an Internet-based entertainment, lifestyle, and design website through our wholly-owned subsidiary, MojoRepulik LLC. We have attempted, and had limited success, selling advertising on our Site to generate revenue.  We have designed our Site with the intention of appealing to individuals who follow the latest entertainment, lifestyle, fashion, and design trends.  While it is our desire to continuously upgrade and update our Site, at this point in time we do not possess the financial resources necessary to perform any significant upgrading of the Site.  Additionally, insufficient capital prevents us from providing continuous updates of the Site.  We do possess the capacity, however, to update the Site very sporadically, and do so with pictures of concert and club goers.  In the event we are able to obtain additional financial resources, we plan to continue to provide both design and content on our Site that will attract such individuals as viewers and customers.

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

Web Site

Our Internet Site has been available to the public since October 15, 2007. Initially, we drove traffic to our Site primarily through the use of photographers at local clubs and events. Customers at these clubs and events represent our target audience. Photographers would hand out promotional cards for our Web Site, directing photography subjects and others to our Site. Promotional cards informed club patrons that they would be able to view the photos of themselves, their friends, and others on our Web Site, save the photos in order to print them later, and email them to friends and family.  Because of a lack of operational funds we no longer hire photographers. Should sufficient operational funds become available, either through a capital raise or revenue generated by the Site, then it is our intent to again hire photographers and use them in the manner described to drive traffic to our Site

Content

We seek diverse contributors to create a broad view of pop culture and trends for our Site viewers. Our Site’s content is focused on Entertainment which is an umbrella under which we cover the following:

1.	Entertainment:
▪	Nightlife – nightclub culture including club events, promotions, parties, local nightspots, and eateries.
▪	Music Arts –musical icons, upcoming musicians, critiques, and interviews.
▪	Live Music – articles and streaming media of live concerts as well as information such as tour itineraries and recording studios.

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

If we are able to expand the Site, then in addition to the major content categories previously described, we intend to provide the following local content relevant to each of our destination cities:.

1.	Events – Club events, restaurant openings, live concerts, and theatrical plays.

2.	Hot Spots –Popular destinations such as night clubs, restaurants, fashion boutiques, and art galleries.

3.	Trendsetters – Entrepreneurs, charities, developers, artists, designers.

Live Brews, LLC

We are engaged in the organization and promotion of live events, ranging from concerts to brew tasting, through our wholly-owned subsidiary, Live Brews, LLC. We take advantage of the entertainment industry contacts of our President to schedule entertainers for such events. We promote these events as heavily as possible (including on our Site) and attempt to generate enough revenue through ticket sales, advertising, and cross-promotions to generate a net profit for the events. More importantly, however, we use the events to promote our Site as much as possible, driving traffic through signage, marketing materials, and event photographers.

The first event we produced was a brew tasting event with live music at the MGM Grand in Las Vegas, NV on June 27, 2008. We provided over 50 premium, specialty beers and microbrews, hors d’oeuvres, and live music. The bands were The Skooners, and Draw the Line, the only Aerosmith Tribute band endorsed by Aerosmith. While attendance and revenues were within our budget, we had some unexpected last-minute expenses that kept the event from generating a net profit. However, the event served to drive significant traffic to our Site, as well as to establish our reputation as event producers and promoters in the Las Vegas area.

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

Intellectual Property

We have registered the domain name of our primary web Site, MojoRepublik.com and also www.LiveBrew.com. In addition, we have secured federal trademark registrations on “LIVE BREW” and on “MOJO REPUBLIK”.  To date, we do not yet own any other patent, trademark, or legally enforceable claim to proprietary intellectual property.

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

Employees

Our only employee is our President and sole director, David Woo.  We have no other employees. Our President oversees all of our limited operations.  In the event we are able to expand our current operations, we would also need to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus as business conditions warrant.

 Subsidiaries

We conduct all of our business operations through our wholly-owned subsidiaries, MojoRepublik, LLC, which was organized in the state of Nevada on June 14, 2007, and Live Brew, LLC, which was organized in the state of Nevada on May 23, 2008.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2.   Properties

Our Executive Offices

At this time we do not have full time office space.  To the extent that we require formal office space from time to time, we have arranged to borrow space from Drex Agency, the firm that designed our website, at 6623 Las Vegas Blvd South, Ste. 220, Las Vegas, Nevada.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

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

Fiscal Year Ending June 30, 2010
Quarter Ended	High $	Low $
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A

Fiscal Year Ending June 30, 2009
Quarter Ended	High $	Low $
June, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A

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

Holders of Our Common Stock

As of June 30, 2010, we had 5,216,000 shares of our common stock issued and outstanding, held by 36 shareholders of record.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended June 30, 2010.

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

Driving Traffic to Web Site

Our success relies heavily on our ability to attract visitors to our Site. If we are able to drive a heavy level of traffic to our site, we are confident in our ability to generate advertising revenue based upon our traffic. To increase revenue, we must attract a high volume of consumers to our Site. The online market is becoming more competitive, so driving traffic to web sites is generally becoming more expensive. The highest rated sites are firmly established, and highly relevant to the search queries they attract, so they receive quite a bit of natural traffic flow. To attract more visitors and increase revenue, less established sites must often pay more for advertising.

We do not currently possess the operational capital to market the Site. If we are able to raise additional capital, then we will resume our hybrid strategy of conventional direct marketing and undercover marketing to increase traffic in the most cost-effective way possible. Undercover marketing is also known as “guerilla” or “buzz” campaigning. Our approach to undercover marketing involves photographers in designated cities capturing patrons at popular clubs and other nightspots. Customers at these clubs represent our target audience. Photographers will hand out promotional cards for our Web Site, directing photography subjects and others to our Site. Promotional cards will inform club patrons that they will be able to view the photos of themselves, their friends, and others on our Web Site, save the photos in order to print them later, and email them to friends and family. In the past, when we had operational capital, we engaged photographers and found that these activities generated the majority of the traffic coming to our Site.  However, we do not currently possesses sufficient capital to hire photographers, and we do not anticipate being able to hire them in the future unless we receive additional capital.

In addition to undercover marketing at clubs and other popular night spots, we intend to develop reciprocal advertising relationships with online dating and social networking Internet sites, such as MySpace.com. Will intend to drive traffic to their site and allow them to drive traffic to our site, as the profiles of our target customers are very similar.

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

•
Site Content and Development costs consist of the expenses associated with maintaining and constantly redesigning our Site, including: photographers, writers, graphic artists, web hosting companies, and Site developers. While our costs in this area are significantly reduced because of the significantly reduced rate provided by our Site developer, Drex Agency, we still anticipate our Site Content and Development expenses for the next twelve months to be approximately $50,000; and

•
General and Administrative costs consist of the daily operational expenses, which are expected to include, but are not necessarily limited to, salaries for administrative personnel, insurance, Professional fees consisting of the costs associated with the legal and accounting services we will require to maintain compliance with reporting and other requirements, and all other general expenses. General and administrative costs are expected to be approximately $100,000 for the next twelve months.

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

Results of Operations for the years ended June 30, 2010 and 2009 and from Inception on September 10, 2007 through June 30, 2010.

Our revenue reported for the years ended June 30, 2010 and June 30, 2009 and from our inception on September 10, 2007 through June 30, 2010, was $0, $4,394 and $8,523, respectively. Revenue generated was attributable to the sale of advertising and revenue generated by our live event.

Our operating expenses for the years ended June 30, 2010 and June 30, 2009 and from our inception on September 10, 2007 through June 30, 2010, were $99,878, $104,651 and $289,286, respectively.  The primary expense for the years ended June 30, 2010 and June 30, 2009 were professional fees of $95,088 and $77,720. The primary expenses since our inception on September 10, 2007 through June 30, 2010 were advertising and promotion expenses of $53,241, professional fees of $186,921 and general and administrative expenses of $40,288. We recorded a net loss of $104,164 for the year ended June 30, 2010, $104,186 for the year ended June 30, 2009 and $289,544 from our inception on September 10, 2007 through June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $497 in current assets and $270,293 in current liabilities. On June 30, 2010, we had working capital deficit of $269,796.

Operating activities used $4,132 in cash for the year ended June 30, 2010 as compared with $43,419 for the year ended June 30, 2009. Our net loss of $104,164 for the year ended June 30, 2010 and net loss of $104,186 for the year ended June 30, 2009 were the primary negative components of our operating cash flow. Financing activities generated $2,000 in proceeds from related party payables for the 12 months ended June 30, 2010 and netted $40,831 in proceeds from related party payables for the year ended June 30, 2009.

Operating activities used $98,251 in cash from our inception on September 10, 2007 through June 30, 2010. Our net loss of $289,544 since our inception on September 10, 2007 through June 30, 2010 was the primary negative component of our operating cash flow. Financing activities generated net cash of $99,971 during this same period consisting of a net $63,091 of proceeds from related parties payables, $10,000 of proceeds from notes payable and $26,880 in proceeds from the issuance of common stock.

As of June 30, 2010, there was cash in the amount of $497, which we believe is not sufficient cash to operate and achieve implementation of our full business plan. The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Off Balance Sheet Arrangements

As June 30, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Consolidated Balance Sheets as of June 30, 2010 and 2009 and period from September 10, 2007 (Inception) to June 30, 2010
F-3	Consolidated Statements of Operations for the years ended June 30, 2010 and 2009 and period from September 10, 2007 (Inception) to June 30, 2010
F-4	Consolidated Statement of Stockholders’ Equity for the period from inception (September 2007) to June 30, 2010
F-5	Consolidated Statements of Cash Flows for years ended June 30, 2010 and 2009 and period from September 10, 2007 (Inception) to June 30, 2010
F-6	Notes to Consolidated Financial Statements

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Republik Media and Entertainment, LTD.
(A Development Stage Company)

We have audited the accompanying balance sheets of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and since inception on September 10, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
September 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Audited)

ASSETS
	June 30, 2010	June 30, 2009
CURRENT ASSETS

Cash	$497	$2,629

Total Current Assets	497	2,629

EQUIPMENT, net	-	735

TOTAL ASSETS	$497	$3,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$188,316	$93,306
Accrued interest payable	1,752	852
Accrued interest payable - related party	7,134	3,747
Related party payables	63,091	61,091
Notes payable	10,000	10,000

Total Current Liabilities	270,293	168,996

TOTAL LIABILIITES	270,293	168,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(289,544)	(185,380)

Total Stockholders' Equity (Deficit)	(269,796)	(165,632)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$497	$3,364

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Audited)

	For the Years Ended June 30,		From Inception on September 10, 2007 Through June 30,
	2010	2009	2010

REVENUES	$-	$4,394	$8,523

OPERATING EXPENSES

Advertising and promotion	247	12,493	53,241
Depreciation expense	244	244	732
Professional fees	95,088	77,720	186,921
Website expenses	2,369	2,836	7,613
Impairment of fixed assets	491	-	491
General and administrative	1,439	11,358	40,288

Total Operating Expenses	99,878	104,651	289,286

LOSS FROM OPERATIONS	(99,878)	(100,257)	(280,763)

OTHER INCOME AND EXPENSE

Other income	-	7	104
Interest expense	(4,286)	(3,936)	(8,885)

Total Other Expenses	(4,286)	(3,929)	(8,781)

NET LOSS BEFORE TAXES	(104,164)	(104,186)	(289,544)

Income taxes	-	-	-

NET LOSS	$(104,164)	$(104,186)	$(289,544)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(Audited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the development stage, September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance with share purchase agreement for MojoRepublik, LLC on September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash on December 31, 2007 at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the year ended June 30, 2010	-	-	-	(104,164)	(104,164)

Balance, June 30, 2010	5,216,000	$52	$19,696	$(289,544)	$(269,796)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Audited)

	For the Years Ended June 30,		From Inception on September 10, 2007 Through June 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(104,164)	$(104,186)	$(289,544)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsitiary with negative book value	-	-	(7,132)
Depreciation expense	244	244	732
Impairment of fixed assets	491	-	491
Changes in operating assets and liabilities:
Accrued interest payable	4,287	3,936	8,886
Accounts receivable	-	350	-
Unearned revenue	-	(2,184)	-
Accounts payable and accrued expenses	95,010	58,421	188,316

Net Cash Used in Operating Activities	(4,132)	(43,419)	(98,251)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	2,000	42,831	65,091
Repayments of related party payables	-	(2,000)	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	2,000	40,831	99,971

NET (DECREASE) INCREASE IN CASH	(2,132)	(2,588)	497
CASH AT BEGINNING OF PERIOD	2,629	5,217	-

CASH AT END OF PERIOD	$497	$2,629	$497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Republik Media and Entertainment, Ltd. (the Company) was incorporated in the State of Delaware on September 10, 2007. The Company was originally incorporated as Mojo Republik, Inc., and was incorporated to engage in any lawful act or activity for which a Corporation may be organized under the DGCL.  As of October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd.  The Company conducts business through its two wholly owned subsidiaries.

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

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30 fiscal year end. The Company has not realized significant sales through June 30, 2010 and is classified as a development stage company.

Principles of Consolidation
The accompanying consolidated financial statements for the years ended June 30, 2010 and 2009 include the accounts of the Company and its subsidiaries, MojoRepublik, LLC and Live Brews, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fixed Assets
Fixed assets are recorded as cost.  Major additions and improvements are capitalized.  Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.  Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years.  As of June 30, 2010 and 2009 the Company had purchased $1,223 of machinery and equipment and had recognized $732 and $489 of accumulated depreciation.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based compensation
As of June 30, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted FASB ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.

Revenue Recognition
The Company generates revenue in exchange for advertising on the website owned by our wholly owned subsidiary, MojoRepublik LLC.  Additionally, we are engaged in the organization and promotion of live events through our wholly-owned subsidiary, LiveBrew.com LLC. The Company recognizes revenue when products services have been provided and collection is reasonably assured.

Advertising and Promotional Expenses
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $247 and $12,493 of advertising expense during the years ended June 30, 2010 and 2009, respectively.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010 or 2009.

Income Taxes
The Company provides for income taxes under FASB ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

FASB ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)
The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	June 30, 2010	June 30, 2009
Income tax expense at statutory rate	$(40,624)	$(40,633)
Valuation allowance	40,624	40,633
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2010	June 30, 2009
NOL carryover	$112,922	$72,298
Valuation allowance	(112, 922)	(72,298)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $289,053 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2010, 2009, and 2008.

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

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 2 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUIPMENT

Equipment is stated at cost.  Depreciation expense for the years ended June 30, 2010 and 2009 $244.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.

The Company performed an impairment analysis as of June 30, 2010 to determine if the carrying value of its fixed assets exceeded the through undiscounted expected future cash flows to be realized from those assets.  The Company determined that the remaining assets required impairment and recorded $491 in impairment expense as of June 30, 2010.  This resulted in the Company recording no fixed assets as of June 30, 2010.

As of June 30, 2010 and 2009, equipment consisted of the following:

	June 30, 2010	June 30, 2009
Machinery and equipment	$1,223	$1,223
Accumulated depreciation	(732)	(488)
Impairment Expense	(491)	-
Total	$-	$735

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of June 30, 2010. The notes are unsecured, bear interest at six percent (6.0%) per annum and were due in August 2009.  The notes are currently in default and are classified as current liabilities. As of June 30, 2010 and 2009 the Company has accrued a total of $1,752 and $852 on this note.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $63,091and $61,091 at June 30, 2010 and 2009, respectively.  The payables bear interest at six percent (6.0%), are unsecured and due upon demand.  As of June 30, 2010 and 2009 the Company has accrued a total of $7,134 and $3,747 on these payables.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 5 – EQUITY ACTIVITY

The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 100,000,000 shares of common stock at a par value of $0.00001 and 10,000,000 shares of preferred stock at a par value of $0.00001 per share.

The Company did not issue any common or preferred stock during the years ended June 30, 2010 and 2009.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at June 30, 2010:

·	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director who also is our sole executive officer, his age as of June 30, 2010 and his present positions.

Name	Age	Position Held with the Company
David Woo	57	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

For the fiscal year ending June 30, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

As of June 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Woo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We do not have any written or oral agreements with any officer or director at this time.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2010.

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

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2010.

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 5,216,000 Shares of Common Stock issued and outstanding as of June 30, 2010. Addresses for all of the individuals listed in the table below are c/o Republik Media and Entertainment, Ltd., P.O.  Box 778146, Henderson, NV 89077.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Current Executive Officers & Directors:
Common	David Woo	2,000,000	38.34%
Total of All Current Directors and Officers:		2,000,000	38.34%
More than 5% Beneficial Owners
Common	David Woo	2,000,000	38.34%
Common	Ashley Esquivel	1,000,000	19.17%
Common	Andrew Bernardo	1,000,000	19.17%
Total of All 5% Beneficial Owners		4,000,000	76.68%

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$4,750	$0	$0	$0
2009	$3,520	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Seale and Beers, CPAs
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.

By: /s/ David Woo
David Woo
President, Chief Executive Officer, and Director
September 28, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ David Woo
David Woo
President, Chief Executive Officer, and Director
September 28, 2010