Form 10-Q
period 2010-09-30
Republik Media & Entertainment, Ltd.
filed 2010-11-12
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,216,000 common shares as of November 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited);
F-2

Consolidated Statements of Operations for the three month periods ended September 30, 2010 and September 30, 2009, and for the period from September 10, 2007 (Inception) to September 30, 2010 (unaudited);

F-3	Consolidated Statement of Stockholders’ Equity for period from September 10, 2007 (Inception) to September 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months periods ended September 30, 2010 and 2009, and for the period from September 10, 2007 (Inception) to September 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2010	2010
CURRENT ASSETS	(unaudited)

Cash	$957	$497

Total Current Assets	957	497

TOTAL ASSETS	$957	$497

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$215,851	$188,316
Accrued interest payable	1,902	1,752
Accrued interest payable - related party	8,107	7,134
Related party payables	64,591	63,091
Notes payable	10,000	10,000

Total Current Liabilities	300,451	270,293

TOTAL LIABILIITES	300,451	270,293

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(319,242)	(289,544)

Total Stockholders' Equity (Deficit)	(299,494)	(269,796)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$957	$497

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			From Inception
			on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2010	2009	2010

REVENUES	$-	$-	$8,523

OPERATING EXPENSES

Advertising and promotion	-	57	53,241
Depreciation expense	-	61	732
Professional fees	27,535	25,330	214,456
Website expenses	556	593	8,169
Impairment of fixed assets	-	-	491
General and administrative	484	228	40,772

Total Operating Expenses	28,575	26,269	317,861

LOSS FROM OPERATIONS	(28,575)	(26,269)	(309,338)

OTHER INCOME AND EXPENSE

Other income	-	-	104
Interest expense	(1,123)	(1,065)	(10,008)

Total Other Expenses	(1,123)	(1,065)	(9,904)

NET LOSS BEFORE TAXES	(29,698)	(27,334)	(319,242)

Income taxes	-	-	-

NET LOSS	$(29,698)	$(27,334)	$(319,242)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, at inception of
the development stage,
September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance with share
purchase agreement for MojoRepublik, LLC
on September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash
on December 31, 2007
at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception
through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year
ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the year
ended June 30, 2010	-	-	-	(104,164)	(104,164)

Balance, June 30, 2010	5,216,000	52	19,696	(289,544)	(269,796)

Net loss for the three months ended
September 30, 2010 (unaudited)	-	-	-	(29,698)	(29,698)

Balance, September 30, 2010
(unaudited)	5,216,000	$52	$19,696	$(319,242)	$(299,494)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From Inception
			on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(29,698)	$(27,334)	$(319,242)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsidiary with negative book value	-	-	(7,132)
Depreciation expense	-	61	732
Impairment of fixed assets	-	-	491
Changes in operating assets and liabilities:
Accrued interest payable	1,123	1,066	10,009
Accounts receivable	-	-	-
Unearned revenue	-	-	-
Accounts payable and accrued expenses	27,535	25,251	215,851

Net Cash Used in Operating Activities	(1,040)	(956)	(99,291)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	1,500	-	66,591
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	1,500	-	101,471

NET (DECREASE) INCREASE IN CASH	460	(956)	957
CASH AT BEGINNING OF PERIOD	497	2,629	-

CASH AT END OF PERIOD	$957	$1,673	$957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
September 30, 2010 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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
September 30, 2010 and June 30, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of September 30, 2010. The notes are unsecured and bear interest at six percent (6.0%) per annum.  The notes are currently in default and are classified as current liabilities.

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $64,591at September 30, 2010, bear interest at six percent (6.0%), are unsecured and due upon demand.

NOTE 5 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the three months ended September 30, 2010.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Results of Operations for the three months ended September 30, 2010 and September 30, 2009, and Period from September 10, 2007 (date of inception) until September 30, 2010 and 2009

We generated no gross revenue for the three months ended September 30, 2010 and September 30, 2009. Our Operating Expenses during the three month period ended September 30, 2010 equalled $28,575, consisting primarily of $27,535in professional fees. We had interest expense of $1,123 for the period. We therefore, recorded a net loss of $29,698 for the three months ended September 30, 2010. Our Operating Expenses during the three month period ended September 30, 2009 equalled $26,269, consisting primarily of $25,330 in professional fees. We had interest expense of $1,065 for the period. We therefore, recorded a net loss of $27,334 for the three months ended September 30, 2009.

For the period from September 10, 2007 (Date of Inception) until September 30, 2010, we generated gross revenue of $8,523. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until September 30, 2010 equalled $317,861, consisting of $53,241 in advertising and promotion costs, $732 in depreciation expense, $214,456 in professional fees, $8,169 in website expenses, and $40,772 in general and administrative expenses. We had other income of $104 and interest expense of $10,008 for the period. We therefore, recorded a net loss of $319,242 for the period from September 10, 2007 (Date of Inception) until September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $957, all in Cash. Our total current liabilities as of September 30, 2010 were $300,451, consisting of $215,851 in Accounts Payable and Accrued Expenses and $64,591 in Related Party Payables.  Thus, we have a working capital deficit of $299,494 as of September 30, 2010.

Operating activities used $1,040, $956 and $99,291 in cash for the three months ended September 30, 2010 and 2009 and from September 10, 2007 (Date of Inception) until September 30, 2010, respectively. Our net loss of $29,698, $27,334 and $319,242 for the three months ended September 30, 2010 and 2009 and for the period from September 10, 2007 (Date of Inception) until September 30, 2010, respectively, offset by Accounts Payable and Accrued Expenses of $27,535, $25,251 and $215,851 were the primary components of our negative operating cash flow for the three months ended September 30, 2010 and 2009 and for the period from September 10, 2007 (Date of Inception) until September 30, 2010, respectively.

Financing Activities generated $1,500 in cash for the three months ended September 30, 2010 from a related party payable, and $0 for the three months ended September 30, 2009. Financing activities generated $101,471 in cash during the period from September 10, 2007 (Date of Inception) until September 30, 2010, due to proceeds of $66,591 from related party payables, which was offset by $2,000 worth of repayments of related party payables, $10,000 from notes payable, and $26,880 from common stock issued.

As of September 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at September 30, 2010:

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

Item 4.     (Removed and Reserved)

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

Republik Media and Entertainment, Ltd.

Date:     November 11, 2010

By: /s/ David Woo David Woo Title: Chief Executive Officer, Chief Financial Officer and Director