Form 10-Q
period 2010-12-31
Republik Media & Entertainment, Ltd.
filed 2011-01-31
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156254

Republik Media and Entertainment, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778264, Henderson Nevada 89077
(Address of principal executive offices)

702-405-9927
(Registrant’s telephone number)
PO Box 778146, Henderson, Nevada 89077
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes   [] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,216,000 common shares as of January 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (derived from audited financials);
F-2	Statements of Operations for the three and six months ended December 31, 2010 and December 31, 2009, and for the period from September 10, 2007 (Inception) to December 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity for period from September 10, 2007 (Inception) to December 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months months ended December 31, 2010 and 2009, and for the period from September 10, 2007 (Inception) to December 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	December 31, 2010	June 30, 2010
CURRENT ASSETS	(Unaudited)

Cash	$2,051	$497

Total Current Assets	2,051	497

TOTAL ASSETS	$2,051	$497

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$221,301	$188,316
Accrued interest payable	2,054	1,752
Accrued interest payable - related party	9,082	7,134
Related party payables	66,691	63,091
Notes payable	10,000	10,000

Total Current Liabilities	309,128	270,293

TOTAL LIABILIITES	309,128	270,293

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(326,825)	(289,544)

Total Stockholders' Equity (Deficit)	(307,077)	(269,796)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,051	$497

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,				For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2010		2009		2010	2009	2010

REVENUES	$		$		$-	$-	$8,523

OPERATING EXPENSES

Advertising and promotion		-		75	-	132	53,241
Depreciation expense		-		61	-	122	732
Professional fees		5,451		35,515	32,986	60,845	219,907
Website expenses		634		594	1,190	1,187	8,803
Impairment of fixed assets		-		-	-	-	491
General and administrative		371		240	855	468	41,143

Total Operating Expenses		6,456		36,485	35,031	62,754	324,317

LOSS FROM OPERATIONS		(6,456)		(36,485)	(35,031)	(62,754)	(315,794)

OTHER INCOME AND EXPENSE

Other income		-		-	-	-	104
Interest expense		(1,127)		(1,065)	(2,250)	(2,130)	(11,135)

Total Other Expenses		(1,127)		(1,065)	(2,250)	(2,130)	(11,031)

NET LOSS BEFORE TAXES		(7,583)		(37,550)	(37,281)	(64,884)	(326,825)

Income taxes		-		-	-	-	-

NET LOSS		$(7,583)		$(37,550)	$(37,281)	$(64,884)	$(326,825)

BASIC LOSS PER COMMON SHARE		$(0)		$(0)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,216,000		5,216,000	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the development stage, September 10, 2007	-	-	$-	$-	$-

Common stock issued in accordance with share purchase agreement for MojoRepublik, LLC on September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash on December 31, 2007 at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the year ended June 30, 2010	-	-	-	(104,164)	(104,164)

Balance, June 30, 2010	5,216,000	52	19,696	(289,544)	(269,796)

Net loss for the six months ended December 31, 2010 (unaudited)	-	-	-	(37,281)	(37,281)

Balance, December 31, 2010 (unaudited)	5,216,000	52	$19,696	$(326,825)	$(307,077)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(37,281)	$(64,884)	$(326,825)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsidiary with negative book value	-	-	(7,132)
Depreciation expense	-	122	732
Impairment of fixed assets	-	-	491
Changes in operating assets and liabilities:
Accrued interest payable	2,175	2,131	11,061
Accounts receivable	-	-	-
Unearned revenue	-	-	-
Accounts payable and accrued expenses	33,060	60,767	221,376

Net Cash Used in Operating Activities	(2,046)	(1,864)	(100,297)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	3,600	-	68,691
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	3,600	-	103,571

NET (DECREASE) INCREASE IN CASH	1,554	(1,864)	2,051
CASH AT BEGINNING OF PERIOD	497	2,629	-

CASH AT END OF PERIOD	$2,051	$765	$2,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of December 31, 2010. The notes are unsecured and bear interest at six percent (6.0%) per annum.  The notes are currently in default and are classified as current liabilities. During the six months ended December 31, 2010 the Company has recorded $302 in interest expense and has a balance of $2,054 in accrued interest associated with this note.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES (CONTINUED)

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $66,691at December 31, 2010, bear interest at six percent (6.0%), are unsecured and due upon demand. During the six months ended December 31, 2010 the Company has recorded $1,948 in interest expense and has a balance of $9,082 in accrued interest associated with this note.

NOTE 5 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended December 31, 2010.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Results of Operations for the three and six months ended December 31, 2010 and December 31, 2009 and Period from September 10, 2007 (date of inception) until December 31, 2010

We generated no gross revenue for the three and six months ended December 31, 2010 and December 31, 2009. For the period from September 10, 2007 (Date of Inception) until December 31, 2010, we generated gross revenue of $8,523.

Our Operating Expenses during the three month period ended December 31, 2010 equalled $6,456, consisting primarily of $5,451 in professional fees, compared with $36,485, consisting primarily of $35,515 in professional fees, for the three month period ended December 31, 2009.  We had $0 of other income and interest expense of $1,127 for the three month period ended December 31, 2010 and other income of $0 and interest expense of $1,065 for the three month period ended December 31, 2009.  We therefore, recorded a net loss of $7,583 for the three months ended December 31, 2010 and $37,550 for the three months ended December 31 2009.

Our Operating Expenses during the six month period ended December 31, 2010 equalled $35,031, consisting primarily of $32,986 in professional fees, compared with $62,754, consisting primarily of $60,845 in professional fees, for the six month period ended December 31, 2009.  We had $0 of other income and interest expense of $2,250 for the six month period ended December 31, 2010 and other income of $0 and interest expense of $2,130 for the six month period ended December 31, 2009.  We therefore, recorded a net loss of $37,281 for the six months ended December 31, 2010 and $64,884 for the six months ended December 31 2009.

Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until December 31, 2010 equalled $324,317, consisting of $53,241 in advertising and promotion costs, $219,907 in professional fees, $8,803 in website expenses, and $41,143 in general and administrative expenses. We had other income of $104 and interest expense of $11,135 for the period. We therefore, recorded a net loss of $326,825 for the period from September 10, 2007 (Date of Inception) until December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $2,051, all in Cash. Our total current liabilities as of December 31, 2010 were $309,128, consisting primarily of $221,301 in Accounts Payable and Accrued Expenses and $66,691 in Related Party Payables.  Thus, we have a working capital deficit of $307,077 as of December 31, 2010.

Operating activities used $2,046, $1,864 and $100,297 in cash for the six months ended December 31, 2010, six months ended December 31, 2009 and for the period from September 10, 2007 (Date of Inception) until December 31, 2010, respectively.

Our net loss of $37,281, $64,884 and $326,825 for the six months ended December 31, 2010, six months ended December 31, 2009 and for the period from September 10, 2007 (Date of Inception) until December 31, 2010, respectively, offset by Accounts Payable and Accrued Expenses of $33,060, $60,767 and $221,376 for the six months ended December 31, 2010, six months ended December 31, 2009 and  for the period from September 10, 2007 (Date of Inception) until December 31, 2010, respectively, were the primary components of our negative operating cash flow for the six months ended December 31, 2010 and 2009 and for the period from September 10, 2007 (Date of Inception) until December 31, 2010, respectively.

Financing Activities generated $3,600 in cash for the six months ended December 31, 2010, and $0 in cash for the six months ended December 31, 2009 consisting entirely of proceeds from related party payables. Financing activities generated $103,571 in cash during the period from September 10, 2007 (Date of Inception) until December 31, 2010, due to proceeds of $68,691 from related party payables, offset by a repayment of $2,000, $10,000 from notes payable, and $26,880 from common stock issued.

As of December 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2010:

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

Item 4.     [Removed and Reserved]

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

Republik Media and Entertainment, Ltd.

Date: January 31, 2011

By:        /s/ David Woo
              David Woo
Title:    Chief Executive Officer and Director