Form 10-Q
period 2011-03-31
Republik Media & Entertainment, Ltd.
filed 2011-05-12
CIK 1451797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-156254

Republik Media & Entertainment, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 778264, Henderson Nevada 89077
(Address of principal executive offices)

702-405-9927
(Registrant’s telephone number)
_________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,216,000 as of May 5, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2011 (unaudited) and June 30, 2010 (derived from audited financials);
F-2

Statements of Operations for the three month periods ended March 31, 2011 and 2010, for the nine month periods ended March 31, 2011 and 2010 and for the period from September 10, 2007 (date of inception) to March 31, 2011 (unaudited);

F-3	Statements of Stockholders’ Equity for period from September 10, 2007 (date of inception) to March 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine month periods ended March 31, 2011 and 2010, and for the period from September 10, 2007 (date of inception) to March 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31	June 30,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$834	$497

Total Current Assets	834	497

TOTAL ASSETS	$834	$497

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$230,896	$188,316
Accrued interest payable	2,201	1,752
Accrued interest payable - related party	10,070	7,134
Related party payables	66,691	63,091
Notes payable	10,000	10,000

Total Current Liabilities	319,858	270,293

TOTAL LIABILIITES	319,858	270,293

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,216,000 shares issued and outstanding	52	52
Additional paid-in capital	19,696	19,696
Deficit accumulated during the development stage	(338,772)	(289,544)

Total Stockholders' Equity (Deficit)	(319,024)	(269,796)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$834	$497

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on September
	For the Three Months Ended		For the Nine Months Ended		10, 2007 Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

REVENUES	$	$	$-	$-	$8,523

OPERATING EXPENSES

Advertising and promotion	-	43	-	175	53,241
Depreciation expense	-	61	-	183	732
Professional fees	9,809	15,120	42,795	76,045	229,716
Website expenses	594	588	1,784	1,775	9,397
Impairment of fixed assets	-	-	-	-	491
General and administrative	409	522	1,264	990	41,552

Total Operating Expenses	10,812	16,334	45,843	79,168	335,129

LOSS FROM OPERATIONS	(10,812)	(16,334)	(45,843)	(79,168)	(326,606)

OTHER INCOME AND EXPENSE

Other income	-	-	-	-	104
Interest expense	(1,135)	(1,078)	(3,385)	(3,208)	(12,270)

Total Other Expenses	(1,135)	(1,078)	(3,385)	(3,208)	(12,166)

NET LOSS BEFORE TAXES	(11,947)	(17,412)	(49,228)	(82,376)	(338,772)

Income taxes	-	-	-	-	-

NET LOSS	$(11,947)	$(17,412)	$(49,228)	$(82,376)	$(338,772)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,216,000	5,216,000	5,216,000	5,216,000

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, at inception of the development stage,September 10, 2007	-	$-	$-	$-	$-

Common stock issued in accordance with share purchase agreement for MojoRepublik, LLC on September 10, 2007 at $0.00001	4,320,000	43	(7,175)	-	(7,132)

Shares issued for cash on December 31, 2007 at $0.03 per share	896,000	9	26,871	-	26,880

Net loss from inception through June 30, 2008	-	-	-	(81,194)	(81,194)

Balance, June 30, 2008	5,216,000	52	19,696	(81,194)	(61,446)

Net loss for the year ended June 30, 2009	-	-	-	(104,186)	(104,186)

Balance, June 30, 2009	5,216,000	52	19,696	(185,380)	(165,632)

Net loss for the year ended June 30, 2010	-	-	-	(104,164)	(104,164)

Balance, June 30, 2010	5,216,000	52	19,696	(289,544)	(269,796)

Net loss for the nine months ended March 31, 2011 (unaudited)	-	-	-	(49,228)	(49,228)

Balance, March 31, 2011 (unaudited)	5,216,000	$52	$19,696	$(338,772)	$(319,024)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on September 10, 2007
	For the Nine Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(49,228)	$(82,376)	$(338,772)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsidiary with negative book value	-	-	(7,132)
Depreciation expense	-	183	732
Impairment of fixed assets	-	-	491
Changes in operating assets and liabilities:
Accrued interest payable	3,385	3,209	12,271
Accounts receivable	-	-	-
Unearned revenue	-	-	-
Accounts payable and accrued expenses	42,580	75,967	230,896

Net Cash Used in Operating Activities	(3,263)	(3,017)	(101,514)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(1,223)

Net Cash Used in Investing Activities	-	-	(1,223)

FINANCING ACTIVITIES

Proceeds from related party payables	3,600	2,000	68,691
Repayments of related party payables	-	-	(2,000)
Proceeds from notes payable	-	-	10,000
Proceeds from issuance of common stock	-	-	26,880

Net Cash Provided by Financing Activities	3,600	2,000	103,571

NET (DECREASE) INCREASE IN CASH	337	(1,017)	834
CASH AT BEGINNING OF PERIOD	497	2,629	-

CASH AT END OF PERIOD	$834	$1,612	$834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company has $10,000 in notes payable outstanding for the financing of its operations as of March 31, 2011. The notes are unsecured and bear interest at six percent (6.0%) per annum.  The notes are currently in default and are classified as current liabilities. During the nine months ended March 31, 2011 the Company has recorded $450 in interest expense and has a balance of $2,201 in accrued interest associated with this note.

REPUBLIK MEDIA AND ENTERTAINMENT, LTD.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 5 – RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $66,691 at March 31, 2011, bear interest at six percent (6.0%), are unsecured and due upon demand. During the nine months ended March 31, 2011 the Company has recorded $2,935 in interest expense and has a balance of $10,070 in accrued interest associated with this note.

NOTE 6 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the nine months ended March 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations for the three month periods ended March 31, 2011 and 2010, for the nine month periods ended March 31, 2011 and 2010, and for the period from September 10, 2007 (date of inception) through March 31, 2011.

For the three months ended March 31, 2011 and 2010, we generated gross revenue of $0. Our Operating Expenses during the three month period ended March 31, 2011 equaled $10,812, consisting of $9,809 in Professional fees, $594 in Website expenses, and $409 in General and Administrative Expenses. We had no other income and Interest expense of $1,135 for the period. We therefore, recorded a net loss of $11,947 for the three months ended March 31, 2011. Our Operating Expenses during the three month period ended March 31, 2010 equaled $16,334, consisting of $43 in Advertising and Promotion costs, $61 in Depreciation expense, $15,120 in Professional fees, $588 in Website expenses, and $522 in General and Administrative Expenses. We had no other income and Interest expense of $1,078 for the period. We therefore, recorded a net loss of $17,412 for the three months ended March 31, 2010.

For the nine months ended March 31, 2011 and 2010, we generated gross revenue of $0. Our Operating Expenses during the nine month period ended March 31, 2011 equaled $45,843, consisting of $42,795 in Professional fees, $1,784 in Website expenses, and $1,264 in General and Administrative Expenses. We had other income of $0 and Interest expense of $3,385 for the period. We therefore, recorded a net loss of $49,228 for the nine months ended March 31, 2011.  Our Operating Expenses during the nine month period ended March 31, 2010 equaled $79,168, consisting of $175 in Advertising and Promotion costs, $183 in Depreciation expense, $76,045 in Professional fees, $1,775 in Website expenses, and $990 in General and Administrative Expenses. We had other income of $0 and Interest expense of $3,208 for the period. We therefore, recorded a net loss of $82,376 for the nine months ended March 31, 2010.

For the period from September 10, 2007 (Date of Inception) until March 31, 2011, we generated gross revenue of $8,523. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until March 31, 2011 equaled $335,129, consisting of $53,241 in Advertising and Promotion costs, $732 in Depreciation expense, $229,716 in Professional fees, $9,397 in Website expenses, $491 in the Impairment of fixed assets and $41,552 in General and Administrative Expenses. We had other income of $104 and Interest expense of $12,270 for the period. We therefore, recorded a net loss of $338,772 for the period from September 10, 2007 (Date of Inception) until March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $834, all in Cash and total assets of $834. Our total current liabilities as of March 31, 2011 were $319,858, consisting primarily of $230,896 in Accounts Payable and Accrued Expenses and $66,691 in Related Party Payables.  Thus, we have a working capital deficit of $319,024 as of March 31, 2011.

Operating activities used $3,263 and $3,017 in cash for the nine months ended March 31, 2011 and March 31, 2010 and $101,514 for the period from September 10, 2007 (Date of Inception) until March 31, 2011. Our net loss of $49,228 offset by Accounts Payable and Accrued Expenses of $42,580 were the primary components of our negative operating cash flow for the nine months ended March 31, 2011. Our net loss of $82,376 offset by Accounts Payable and Accrued Expenses of $75,967 were the primary components of our negative operating cash flow for the nine months ended March 31, 2010.  Our net loss of $338,772, offset by Accounts Payable and Accrued Expenses of $230,896, were the primary components of our negative operating cash flow for the period from September 10, 2007 (Date of Inception) until March 31, 2011.

Investing Activities used $1,223 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2011, as a result of the purchase of machinery and equipment. Investing activities did not use or generate cash for the nine months ended March 31, 2011 or March 31, 2010.

Financing Activities generated $3,600 and $2,000 in cash for the nine months ended March 31, 2011 and 2010, respectively, consisting entirely of proceeds from related party payables. Financing activities generated $103,571 in cash during the period from September 10, 2007 (Date of Inception) until March 31, 2011, due to proceeds of $68,691 from related party payables, $10,000 from notes payable and $26,880 from common stock issued less $2,000 for repayment of related party payables.

As of March 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

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

Mr. David Woo, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2011 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2011:

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

Item 4. Removed and Reserved

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

Republik Media and Entertainment, Ltd.

Date:	May 11, 2011

By: /s/ David Woo David Woo Title: Chief Executive Officer and Director