Form 10-K
period 2011-06-30
Global Karaoke Network, Inc.
filed 2011-09-30
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-169346

Global Karaoke Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1114 17th Ave., Suite 105, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (615) 495-8494

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 469,440,000 as of September 13, 2011.

PART I

Item 1. Business

Company Overview

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”). As Republik we created two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com LLC. MojoRepublik, LLC a wholly owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. Live Brews, LLC, a wholly owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. Live Brews, LLC was in the business of organizing and promoting live events.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of our board of directors and a majority of our shareholders, our corporate name was changed to “Global Karaoke Network, Inc.” Contemporaneously with the name change, we decided to stop pursuing our former business plans. We are currently undecided upon a new business plan but are considering a number of alternatives.

Item 2. Properties

We do currently own or lease any property. Our sole officer and director, Jason Sakowski, provides us office space at 1114 17th Ave., Suite 105, Nashville, TN 37212, free of charge.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GKNI”. This symbol was assigned to us in connection with our name change of August 3, 2011. Our prior symbol was “REPU”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. During these periods and all prior periods there was no trading market for our common stock.

Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A

Fiscal Year Ending June 30, 2010
Quarter Ended	High $	Low $
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A

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

Holders of Our Common Stock

As of September 13, 2011, we had 469,440,000 shares of our common stock issued and outstanding, held by 19 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended June 30, 2011 and June 30, 2010 and the period from Inception on September 10, 2007 through June 30, 2011

Our revenue reported for the years ended June 30, 2011 and June 30, 2010 and from our inception on September 10, 2007 through June 30, 2011, was $0, $0 and $8,523, respectively. Revenue generated was attributable to the sale of advertising and revenue generated by our live events.

Our operating expenses for the years ended June 30, 2011 and June 30, 2010 and from our inception on September 10, 2007 through June 30, 2011, were $89,816, $99,878 and $370,579, respectively. The primary expense for the years ended June 30, 2011 and June 30, 2010 were professional fees of $85,583 and $95,088. The primary expenses since our inception on September 10, 2007 through June 30, 2011 were professional fees of $272,504 and general and administrative expenses of $106,598. We recorded a net loss of $94,537 for the year ended June 30, 2011, $104,164 for the year ended June 30, 2010 and $384,081 from our inception on September 10, 2007 through June 30, 20111.

Liquidity and Capital Resources

As of June 30, 2011, we had $1,864 in current assets and $366,197 in current liabilities. On June 30, 2011, we had a working capital deficit of $364,333.

Operating activities used $4,233 in cash for the year ended June 30, 2011 as compared with $4,132 for the year ended June 30, 2010. Our net loss of $94,537 for the year ended June 30, 2011 and net loss of $104,164 for the year ended June 30, 2010 were the primary negative components of our operating cash flow. Financing activities generated $5,600 in proceeds from related party payables for the year ended June 30, 2011 and $2,000 in proceeds from related party payables for the year ended June 30, 2010.

Operating activities used $102,484 in cash from our inception on September 10, 2007 through June 30, 2011. Our net loss of $384,081 since our inception on September 10, 2007 through June 30, 2011 was the primary negative component of our operating cash flow. Financing activities generated net cash of $105,571 during this same period consisting of a net $68,691 of proceeds from related parties payables, $10,000 of proceeds from notes payable and $26,880 in proceeds from the issuance of common stock.

As of June 30, 2011, we had cash in the amount of $1,864. Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. During the year ended June 30, 2011 we realized a net loss of $94,537 and have incurred an accumulated deficit of $384,081. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that they will be successful in accomplishing any of its plans.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of June 30, 2011 and 2010;
F-4	Statements of Operations for the years ended June 30, 2011 and 2010 and from Inception on September 10, 2007 through June 30, 2011;
F-5	Statement of Stockholders’ Equity from Inception on September 10, 2007 through June 30, 2011;
F-6	Statements of Cash Flows for the years ended June 30, 2011 and 2010 and from Inception on September 10, 2007 through June 30, 2011;
F-7	Notes to Financial Statements
7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Republik Media and Entertainment, LTD.

(A Development Stage Company)

We have audited the accompanying balance sheets of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010, and since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010, and since inception on September 10, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Seale and Beers, CPAs

Las Vegas, Nevada

September 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

GLOBAL KARAOKE NETWORK, INC.

FKA Republik Media and Entertainment, LTD.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2011	2010
CURRENT ASSETS

Cash	$1,864	$497

Total Current Assets	1,864	497

TOTAL ASSETS	$1,864	$497

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$273,899	$188,316
Loan payable - related parties	68,691	63,091
Accrued interest payable - related parties	11,255	7,134
Note payable	10,000	10,000
Accrued interest payable	2,352	1,752

Total Current Liabilities	366,197	270,293

TOTAL LIABILIITES	366,197	270,293

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Additional paid-in capital	15,054	15,054
Deficit accumulated during the development stage	(384,081)	(289,544)

Total Stockholders' Deficit	(364,333)	(269,796)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,864	$497

The accompanying notes are an integral part of these consolidated financial statements

 GLOBAL KARAOKE NETWORK, INC.

FKA Republik Media and Entertainment, LTD.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception
			on September 10,
	For the Years Ended		2007 Through
	June 30,		June 30,
	2011	2010	2011

REVENUES	$—	$—	$8,523

OPERATING EXPENSES

Professional fees	85,583	95,088	272,504
General and administrative	4,233	4,790	106,598

Total Operating Expenses	89,816	99,878	379,102

LOSS FROM OPERATIONS	(89,816)	(99,878)	(370,579)

OTHER INCOME AND EXPENSE

Other income	—	—	104
Interest expense	(4,721)	(4,286)	(13,606)

Total Other Expenses	(4,721)	(4,286)	(13,502)

LOSS BEFORE TAXES	(94,537)	(104,164)	(384,081)

Income taxes	—	—	—

NET LOSS	$(94,537)	$(104,164)	$(384,081)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	469,440,000	469,440,000

The accompanying notes are an integral part of these consolidated financial statements

 GLOBAL KARAOKE NETWORK, INC.

FKA Republik Media and Entertainment, LTD.

 (A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, at inception
September 10, 2007	—	$—	$—	$—	$—

Common stock issued to
acquire subsidiary	388,800,000	3,888	(11,020)	—	(7,132)

Common stock issued for cash	80,640,000	806	26,074	—	26,880

Net loss from inception
through June 30, 2008	—	—	—	(81,194)	(81,194)

Balance, June 30, 2008	469,440,000	4,694	15,054	(81,194)	(61,446)

Net loss for the year
ended June 30, 2009	—	—	—	(104,186)	(104,186)

Balance, June 30, 2009	469,440,000	4,694	15,054	(185,380)	(165,632)

Net loss for the year
ended June 30, 2010	—	—	—	(104,164)	(104,164)

Balance, June 30, 2010	469,440,000	4,694	15,054	(289,544)	(269,796)

Net loss for the year
ended June 30, 2011	—	—	—	(94,537)	(94,537)

Balance, June 30, 2011	469,440,000	$4,694	$15,054	$(384,081)	$(364,333)

The accompanying notes are an integral part of these consolidated financial statements

 GLOBAL KARAOKE NETWORK, INC.

FKA Republik Media and Entertainment, LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			From Inception
			on September 10,
	For the Years Ended		2007 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(94,537)	$(104,164)	$(384,081)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Acquisition of subsidiary with negative book value	—	—	(7,132)
Depreciation expense	—	244	732
Impairment of property and equipment	—	491	491
Changes in operating assets and liabilities:
Accrued interest payable	4,721	4,287	13,607
Accounts payable	85,583	95,010	273,899

Net Cash Used in Operating Activities	(4,233)	(4,132)	(102,484)

INVESTING ACTIVITIES

Purchase of equipment	—	—	(1,223)

Net Cash Used in Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loans payable - related parties	5,600	2,000	70,691
Repayments of loans payable - related parties	—	—	(2,000)
Proceeds from note payable	—	—	10,000
Proceeds from issuance of common stock	—	—	26,880

Net Cash Provided by Financing Activities	5,600	2,000	105,571

NET INCREASE (DECREASE) IN CASH	1,367	(2,132)	1,864
CASH AT BEGINNING OF PERIOD	497	2,629	—

CASH AT END OF PERIOD	$1,864	$497	$1,864

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements

GLOBAL KARAOKE NETWORK, INC.

(FKA Republik Media and Entertainment, LTD.)

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Karaoke Network, Inc. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducts business thorugh its two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com LLC. MojoRepublik, LLC a wholly owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. Live Brews, LLC, a wholly owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. Live Brews, LLC was in the business of organizing and promoting live events.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of the Company’s board of directors and a majority of our shareholders, the Company’s corporate name was changed to “Global Karaoke Network, Inc.” Contemporaneously with the name change, the Company decided to stop pursuing its former business plans. The Company is currently undecided upon a new business plan but is considering a number of alternatives.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 2011 and 2010.

Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciation of property and equipment is determined using the straight-line method over their useful lives, which is typically five years. Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable, notes payable, loans payable – related parties and accrued interest approximate their fair market value based on the short-term maturity of these instruments.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740-10-05, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2011 and 2010, nor were any interest or penalties accrued as of June 30, 2011.

Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011 or 2010.

Subsequent Events

The Company’s management reviewed all material events through the date of this filing.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the presentation in the June 30, 2011 consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. During the year ended June 30, 2011, the Company realized a net loss of $94,537 and has incurred an accumulated deficit of $384,081. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 2 - GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation expense for the years ended June 30, 2011 and 2010 was $-0- and $244, respectively. The Company performed an impairment analysis as of June 30, 2010 to determine if the carrying value of its property and equipment exceeded the undiscounted expected future cash flows to be realized from those assets. The Company determined that an impairment was required and recorded a charge of $491 as of June 30, 2010.

As of June 30, 2011 and 2010, property and equipment consisted of the following:

	June 30, 2011	June 30, 2010
Machinery and equipment	$1,223	$1,223
Accumulated depreciation	(732)	(732)
Impairment	(491)	(491)
Total	$-	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by officers of the Company. Loans payable – related parties total $68,691 and $63,091 as of June 30, 2011 and 2010, respectively, bear interest at six percent (6.0%), are unsecured and are due upon demand. During the years ended June 30, 2011 and 2010, the Company incurred interest expense of $4,121, and $3,686, respectively. Accrued interest associated with these loans totaled $11,255, and $7,134 as of June 30, 2011 and 2010, respectively.

Effective July 12, 2011, office space is provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 5 – NOTE PAYABLE

On August 1, 2007, the Company issued a $10,000 note payable. The note is unsecured and bears interest at six percent (6%) per annum. The note is currently in default and is classified as a current liability. For each the years ended June 30, 2011 and 2010, the Company incurred interest expense of $600. At June 30, 2011 and 2010, accrued interest totaled $2,352 and $1,752, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Stock Split

Effective August 3, 2011, the Company’s board of directors and a majority of Company stockholders approved a 90 for 1 forward split of the Company’s common stock. The total number of authorized common shares has not been changed. All share figures and results are reflected in the Company’s consolidated financial statements on a post- split basis.

NOTE 6 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Authorized Shares

Effective June 22, 2010, a majority of the Company’s stockholders and our board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Preferred Stock

The Company has designated 10,000,000 shares of the Company’s authorized capital stock as preferred stock with the Board of Directors authorized to fix the number of shares of any series of preferred stock and to determine the designation of any such series, including the authority to determine the designation of any such series, including the authority to determine the rights, preferences, privileges and restrictions on any such series of preferred stock.

Issuances of Preferred Stock and Common Stock

On September 10, 2007, the Company issued 388,800,000 (4,320,000 pre-split) shares of its common stock to shareholders of MojoRepublik, LLC in exchange for all 1,080 membership units of MojoRepublik, LLC.  At the time of acquisition, both entities were under common control and thus the acquisition was accounted for under FASB ASC 805 “Business Combinations” which requires that the assets and liabilities transferred be recorded at their carrying amounts at the date of transfer. Accordingly, the Company recorded the acquisition price as equal to the negative book value of MojoRepublik, LLC of $7,132 on the date of acquisition.

On October 31, 2007, the Company issued 80,640,000 (896,000 pre-split) shares of its common stock for cash proceeds of $26,880.  The shares were part of a private placement that was approved in a board of directors meeting held September 14, 2007.

The Company did not issue any common or preferred stock during the years ended June 30, 2011 or 2010.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended June 30, 2011 and 2010, respectively, since the Company incurred taxable losses and deferred tax assets recognized are offset by a full valuation allowance in each fiscal year.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”).

At June 30, 2011, the Company have available $383,590 of NOL’s which expire in various years beginning in 2027 and carrying forward through 2031.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2011 and 2010 were as follows:

	2011	2010
Cumulative NOL	$383,590	$289,053

Deferred Tax assets:
Net operating loss carry forwards	149,791	112,922
Valuation allowance	(149,791)	(112,922)
	$—	$—

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	2011	2010
Income tax benefit at U. S. federal statutory rates:	$(36,869)	$(40,624)
Change in valuation allowance	36,869	40,624
	$—	$—

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2011, 2010, and 2009 are subject to examination by federal and state tax authorities.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer/Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer/Principal Financial and Accounting Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and his age as of September 27, 2011 is as follows:

Name	Age	Position(s) and Office(s) Held
Jason Sakowski	36	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jason Sakowski was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director on July 12, 2011. Mr. Sakowski has extensive executive management experience in the music industry. He began his career working with up and coming rock bands such as Nickelback, Jar and Noise Therapy. He became well known in the North American and international touring circuit over the next decade, hitting the road with such platinum and multi-platinum selling artists as Nickelback, Theory Of A Deadman, Three Days Grace, All American Rejects, and Hoobastank. In the process, he gained considerable experience and knowledge about breaking and developing bands from the beginning stages to global success. Mr. Sakowski served as the Production Manager for Hoobastank from January 2005 through October of 2010. In November of 2007, he founded his own management company called 38 Entertainment, Inc. and he currently serves as its President. In December of 2010 Mr. Sakowski became President of Arsenic Records, a full service record/management company based in Nashville, Tennessee. Currently, he is working on various projects with Chris Henderson of 3 Doors Down and world-renowned producer/engineer, Kevin Churko, along with record producer Toby Wright.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Mr. Sakowski, at the address appearing on the first page of this annual report.

Code of Ethics

As of June 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We currently do not have an employment agreement with our sole executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our named executive officer.

As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Sakowski, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2011 2010	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
David Woo, former officer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jason Sakowski	-	-	-	-	-	-	-	-	-
David Woo, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of June 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jason Sakowski	-	-	-	-	-	-	-
David Woo, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 13, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*

Executive Officers & Directors:

Common	Jason Sakowski 1114 17th Ave., Suite 105 Nashville, TN 37212	0	0%

Common	Total all executive officers and directors	0	0%

Other 5% Owners
Common	Kenneth Roy White 1114 17th Ave., Suite 105 Nashville, TN 37212	388,800,000	82.84%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

Various expenses including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by our former officer, David Woo. The related party payables total $68,691 and $63,091 as of June 30, 2011 and 2010, respectively, bear interest at six percent (6.0%), are unsecured and are due upon demand. During the years ended June 30, 2011 and 2010, we recorded interest expense of $4,121, and $3,686, respectively. Accrued interest associated with these payables totaled $11,255, and $7,134 as of June 30, 2011 and 2010, respectively.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$15,250	$0	$0	$0
2010	$4,750	$0	$0	$0
12

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
3.3	Certificate of Amendment(3)
3.4	Certificate of Amendment(4)
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.

(2) Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.

(3) Incorporated by reference to the 8K filed with the Securities and Exchange Commission on June 22, 2011.

(4) Incorporated by reference to the 8K filed with the Securities and Exchange Commission on August 4, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

By: /s/ Jason Sakowski

Jason Sakowski

President, Chief Executive Officer, and Director

September 30, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Jason Sakowski

Jason Sakowski

President, Chief Executive Officer, and sole Director

September 30, 2011

