Form 10-K/A
period 2011-06-30
Global Karaoke Network, Inc.
filed 2011-10-04
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Global Karaoke Network, Inc. (the “Company”) for the fiscal year ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on September 30, 2011. The Amendment is being filed to submit the Report of Independent Registered Public Accounting Firm for the fiscal year 2011. The Amendment revises the financials included in the original filing to include page F-2. Additionally, the Amendment revises Item 9 to reflect that on September 8, 2011, the Company dismissed its prior independent registered public accounting firm and engaged a new independent registered public accounting firm.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

PART I

Item 1. Business

Company Overview

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”). As Republik we created two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com LLC. MojoRepublik, LLC a wholly owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com LLC., a wholly owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com LLC. was in the business of organizing and promoting live events.

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
8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Global Karaoke Network, Inc.

We have audited the accompanying consolidated balance sheet of Global Karaoke Network, Inc. and subsidiaries (the “Company”) (a development stage company) as of June 30, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended and for the period from September 10, 2007 (date of inception) through June 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The balance sheet as of June 30, 2010 and the related statements of operations, changes in stockholders’ deficit and cash flows of the Company for the year ended June 30, 2010 and the cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from September 10, 2007 (date of inception) to June 30, 2010 were audited by other auditors whose report dated September 28, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Karaoke Network, Inc. and subsidiaries as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from September 10, 2007 (date of inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established a source of revenues to cover its operating costs. As such, it has incurred operating losses since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

September 30, 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Republik Media and Entertainment, LTD.

(A Development Stage Company)

We have audited the accompanying balance sheet of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2010, and since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republik Media and Entertainment, LTD. (A Development Stage Company) as of June 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2010, and since inception on September 10, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

(FKA Republik Media and Entertainment, LTD.)

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Karaoke Network, Inc. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducts business through its two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com LLC. MojoRepublik, LLC a wholly owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com LLC., a wholly owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com LLC. was in the business of organizing and promoting live events.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 8, 2011, we dismissed Seale & Beers, CPAs, as our independent registered public accounting firm. On the same date, the accounting firm of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. was engaged as our new independent registered public accounting firm. Our Board of Directors approved of the dismissal of Seale & Beers, CPAs and the engagement of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as our independent auditor.

None of the reports of Seale & Beers, CPAs on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Form 10-K for the fiscal year ended June 30, 2010 had a going concern qualification in our audited financial statements. We have had no disagreements with Seale & Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale & Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

We provided Seale and Beers with a copy of the foregoing disclosure, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. Seale & Beers, CPAs provided the requested letter. Pursuant to Item 304(a)(3) of Regulation S-K, a copy of the letter from Seale & Beers, CPAs was included as an exhibit to the Form 8-K filed on September 9, 2011 disclosing the change in auditors.

On September 8, 2011, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as our independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Rotenberg Meril Solomon Bertiger & Guttilla, P.C. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

We do not have an audit committee. Our Board of Directors acts as our audit committee and pre-approves all services, including both audit and non-audit services, provided by our independent accountants.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
3.3	Certificate of Amendment(3)
3.4	Certificate of Amendment(4)
21.1	Subsidiaries of Registrant(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(5) Incorporated by reference to the 10K filed with the Securities and Exchange Commission on September 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

By: /s/ Jason Sakowski

Jason Sakowski

President, Chief Executive Officer, and Director

October 4, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Jason Sakowski

Jason Sakowski

President, Chief Executive Officer, and sole Director

October 4, 2011

