Form 10-Q
period 2011-09-30
Global Karaoke Network, Inc.
filed 2011-11-14
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-156254

Global Karaoke Network, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1114 17th Ave., Suite 105, Nashville, TN 37212
(Address of principal executive offices)

615-495-8494
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of November 9, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011 (audited);
F-2	Statements of Operations for the three month periods ended September 30, 2011 and September 30, 2010, and for the period from September 10, 2007 (Inception) to September 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months periods ended September 30, 2011 and 2010, and for the period from September 10, 2007 (Inception) to September 30, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30,	June 30,
	2011	2011
	(Unaudited)
CURRENT ASSETS
Cash	$5,126	$—
Assets of discontinued operations - current	—	1,864

Total Current Assets	5,126	1,864

TOTAL ASSETS	$5,126	$1,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$22,825	$—
Loan payable - related party	14,000	—
Liabilities of discontinued operations - current	—	366,197

Total Current Liabilities	36,825	366,197

TOTAL LIABILITIES	36,825	366,197

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Additional paid-in capital	379,411	15,054
Deficit accumulated during the development stage	(415,804)	(384,081)

Total Stockholders' Deficit	(31,699)	(364,333)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,126	$1,864

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2011	2010	2011
REVENUES	$—	$—	$—
OPERATING EXPENSES
Professional fees	27,160	22,177	240,837
General and administrative	1,309	—	1,309
Total Operating Expenses	28,469	22,177	242,146
LOSS FROM CONTINUING OPERATIONS	(28,469)	(22,177)	(242,146)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(3,254)	(7,521)	(173,658)
Loss from discontinued operations	(3,254)	(7,521)	(173,658)
NET LOSS	$(31,723)	$(29,698)	$(415,804)
BASIC AND DILUTED LOSS
PER COMMON SHARE	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	469,440,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(31,723)	$(29,698)	$(415,804)
Changes in operating assets and liabilities:
Accounts payable	19,595	22,177	19,595
Net Cash Used in Continuing Operating Activities	(12,128)	(7,521)	(396,209)
Net Cash Provided by Discontinued Operating Activities	1,094	6,481	282,691
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	(364)		(364)
Net Cash Used in Continuing Investing Activities	(364)	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	14,000	—	14,000
Net Cash Provided by Continuing Financing Activities	14,000	—	14,000
Net Cash Provided by Discontinued Financing Activities	660	1,500	106,231
NET INCREASE IN CASH	3,262	460	5,126
CASH AT BEGINNING OF PERIOD	1,864	497	—
CASH AT END OF PERIOD	$5,126	$957	$5,126
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF
NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$364,357	$—	$364,357

 The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 1 – THE COMPANY

Global Karaoke Network, Inc. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducts business through its two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

On July 12, 2011, the Company’s majority shareholder sold all of his shares in the Company to an individual who now holds 82.82% of the Company’s total issued and outstanding stock.

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

On September 26, 2011, the Company agreed to transfer all membership units owned in its two wholly-owned subsidiaries to a former officer of the Company who is also the Company’s former majority stockholder in exchange for the assumption of all liabilities relating to the subsidiaries and for the cancellation of outstanding promissory notes.

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed on October 4, 2011. The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through September 30, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $415,804. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – DISCONTINUED OPERATIONS

On September 26, 2011, the Company agreed to transfer all membership units owned in its two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC, to a former officer of the Company who is also the Company’s former majority stockholder in consideration for the cancellation of all outstanding promissory notes held by the former officer and the assumption of other liabilities related to the subsidiaries. The former officer agreed to cancel and/or assume a total of $364,721 which included accounts payable, accrued interest and notes payable. The former officer also received fixed assets which had no carrying value on the date of sale as well as the bank account of one subsidiary with cash of $364. The Company did not recognize a gain on the transaction and recognized the net book deficiency of the subsidiaries sold as an increase in the Company’s additional paid-in-capital of $364,357.

In accordance with ASC 205, Presentation of Financial Statements, the Company has recorded the sale of the subsidiaries as a discontinuance of operations. As such, all results of operations related to the subsidiaries has been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. Comparative amounts of assets and liabilities of the subsidiary have also been reclassified within the Company’s balance sheets as assets and liabilities of discontinued operations to be presented separately from assets and liabilities of continuing operations. Likewise, the statements of cash flows have been retroactively reclassified to separate cash flow activity related to the subsidiaries into cash flows from continuing operations and cash flows from discontinued operations.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued)

Assets and liabilities of discontinued operations consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
	(unaudited)
Assets
Cash	$—	$1,864
Assets of discontinued operations - current	$—	$1,864

Liabilities
Accounts payable	$—	$273,899
Loan payable - related parties	—	68,691
Accrued interest payable - related parties	—	11,255
Note payable	—	10,000
Accrued interest payable	—	2,352
Liabilities of discontinued operations - current	$—	$366,197

Loss from discontinued operations consisted of the following:

			From Inception
			on September 10,
			2007 Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Revenues from discontinued operations	$—	$—	8,523

Operating Expenses
Professional fees	1,738	5,358	57,733
General and administrative	422	1,040	109,852
Total operating expenses of discontinued operations	2,160	6,398	167,585

Other income and expenses
Other income	—	—	104
Interest expense	(1,094)	(1,123)	(14,700)
	(1,094)	(1,123)	(14,596)

Loss from discontinued operations	$(3,254)	$(7,521)	(173,658)

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by officers of the Company. Loans payable – related parties total $14,000 and $68,691 as of September 30, 2011 and June 30, 2011, respectively. On September 26, 2011, principle of $69,351 and accrued interest of $12,211 was cancelled by the buyer of the Company’s two subsidiaries (see Note 4). These amounts included all notes payable and accrued interest outstanding as of June 30, 2010. During the three months ended September 30, 2011, the Company borrowed $14,000 from the Company’s newly appointed CEO. The amounts do not bear interest, are due on demand and unsecured.

Effective July 12, 2011, office space is provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 6 – NOTE PAYABLE

On August 1, 2007, the Company issued a $10,000 note payable. The full face value of this note and all related accrued interest through September 26, 2011 was assumed by the buyer of the Company’s two subsidiaries (see Note 4).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We were incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, we changed our name to Republik Media and Entertainment, Ltd. (the “Company” or “Republik Media” or “Republik”). As Republik, we created two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of our board of directors and a majority of our shareholders, our corporate name was changed to “Global Karaoke Network, Inc.” Contemporaneously with the name change, we decided to stop pursuing our former business plans.

In furtherance of our decision to stop pursuing our prior business plan, on September 26, 2011, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests, Assumption of Obligations and Cancellation of Promissory Notes with Mr. David Woo. The foregoing agreement transferred all membership units owned in our two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC to Mr. Woo in exchange for Mr. Woo assuming all liabilities relating to the subsidiaries and for the cancellation of all outstanding promissory notes.

We are currently undecided upon a new business plan but are considering a number of alternatives.

Results of Operations for the three months ended September 30, 2011

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plan, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plan.

We generated no gross revenue for the three months ended September 30, 2011, which was the first quarter of our continuing operations. Our operating expenses for our continuing operations during the three month period ended September 30, 2011 were $28,469, consisting primarily of $27,160 in professional fees. We therefore recorded a net loss from continuing operations of $28,469 for the three months ended September 30, 2011.

4

Comparatively, we generated no gross revenue from continuing operations for the three months ended September 30, 2010. Our operating expenses for our continuing operations during the three month period ended September 30, 2010 were $22,177, consisting entirely of professional fees. We therefore recorded a net loss from continuing operations of $22,177 for the three months ended September 30, 2010.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $5,126, consisting entirely of cash. Our total current liabilities as of September 30, 2011 were $36,825, consisting of $22,825 in accounts payable and accrued expenses, and $14,000 in related party payables. Thus, we had a working capital deficit of $31,699 as of September 30, 2011.

Investing Activities consisted of $364 of cash held in the bank account of a subsidiary that was transferred to Mr. Woo as part of the transfer of the Company’s wholly-owned subsidiaries.

Financing Activities generated $14,000 in proceeds from a related party payable.

As of September 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

5

Item 4.     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

6

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

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	November 14, 2011

By: /s/ Jason Sakowski
Jason Sakowski
President, Chief Executive Officer, and Director

8