Form 10-Q
period 2011-12-31
Global Karaoke Network, Inc.
filed 2012-02-16
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of February 14, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011 (audited);
F-2	Statements of Operations for the six month periods ended December 31, 2011 and December 31, 2010 (unaudited), and for the period from September 10, 2007 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six month periods ended December 31, 2011 and 2010 (unaudited), and for the period from September 10, 2007 (Inception) to December 31, 2011 (unaudited);
F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	December 31,	June 30,
	2011	2011
CURRENT ASSETS	(Unaudited)

Cash	$296	$—
Assets of discontinued operations - current	—	1,864

Total Current Assets	296	1,864

TOTAL ASSETS	$296	$1,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$44,302	$—
Loan payable - related party	14,000	—
Liabilities of discontinued operations - current	—	366,197

Total Current Liabilities	58,302	366,197

TOTAL LIABILIITES	58,302	366,197

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Additional paid-in capital	379,411	15,054
Deficit accumulated during the development stage	(442,111)	(384,081)

Total Stockholders' Deficit	(58,006)	(364,333)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296	$1,864

The accompanying notes are an integral part of these financial statements.

 GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Professional fees	23,282	4,711	50,442	26,888	264,119
General and administrative	3,025	—	4,334	—	4,334
Total Operating Expenses	26,307	4,711	54,776	26,888	264,453
LOSS FROM CONTINUING OPERATIONS	(26,307)	(4,711)	(54,776)	(26,888)	(268,453)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(2,872)	(3,254)	(10,393)	(173,658)
NET LOSS	$(26,307)	$(7,583)	$(58,030)	$(37,281)	$(442,111)
BASIC AND DILUTED LOSS
PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	469,440,000	469,440,000	469,440,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(58,030)	$(37,281)	$(442,111)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Accounts payable	41,072	26,888	44,302
Net Cash Used in Continuing Operating Activities	(16,958)	(10,393)	(397,809)
Net Cash Provided by Discontinued Operating Activities	1,094	8,347	279,461
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	(364)	—	(364)
Net Cash Used in Continuing Investing Activities	(364)	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	14,000	—	14,000
Net Cash Provided by Continuing Financing Activities	14,000	—	14,000
Net Cash Provided by Discontinued Financing Activities	660	3,600	106,231
NET INCREASE IN CASH	(1,568)	1,554	296
CASH AT BEGINNING OF PERIOD	1,864	497	—
CASH AT END OF PERIOD	$296	$2,051	$296
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF
NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$364,357	$—	$364,357

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

December 31, 2011

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at Decemebre 31, 2011 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed on October 4, 2011. The results of operations for the period ended December 31, 2011 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through December 31, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $442,111. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

December 31, 2011

(Unaudited)

NOTE 3 - GOING CONCERN (continued)

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

Assets and liabilities of discontinued operations consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
Assets	(Unaudited)
Cash	$—	$1,864
Assets of discontinued operations - current	$—	$1,864

Liabilities
Accounts payable	$—	$273,899
Loan payable - related parties	—	68,691
Accrued interest payable - related parties	—	11,255
Note payable	—	10,000
Accrued interest payable	—	2,352
Liabilities of discontinued operations - current	$—	$366,197

Loss from discontinued operations consisted of the following for the six months ended December 31, 2011 and December 31, 2010 (unaudited):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on September 10, 2007 Through December 31,
	2011	2010	2011	2010	2011
Revenues from discontinued operations	$—	$—	$—	$—	$8,523
OPERATING EXPENSES
Professional fees	—	739	1,738	6,097	57,733
General and administrative	—	1,006	422	2,046	109,852
Total operating expenses of discontinued operations	—	1,745	2,160	8,143	167,585
OTHER INCOME AND EXPENSES
Other income	—	—	—	—	104
Interest expense	—	(1,127)	(1,094)	(2,250)	(14,700)
Total other income and expense from discontinued operations	—	(1,127)	(1,094)	(2,250)	(14,596)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(2,872)	$(3,254)	$(10,393)	$(173,658)

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

December 31, 2011

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by officers of the Company. Loans payable – related parties total $14,000 and $68,691 as of December 31, 2011 and June 30, 2011, respectively. On September 26, 2011, principal of $69,351 and accrued interest of $12,211 was transferred to the buyer of the Company’s two subsidiaries (see Note 4). These amounts included all notes payable and accrued interest outstanding as of June 30, 2011. During the six months ended December 31, 2011, the Company borrowed $14,000 from the Company’s newly appointed CEO. The amounts do not bear interest, are due on demand and are unsecured.

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

In furtherance of our decision to stop pursuing our prior business plans, on September 26, 2011, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests, Assumption of Obligations and Cancellation of Promissory Notes with Mr. David Woo. The foregoing agreement transferred all membership units owned in our two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC to Mr. Woo in exchange for Mr. Woo assuming all liabilities relating to the subsidiaries and for the cancellation of all outstanding promissory notes.

Our management is currently evaluating business opportunities and developing a plan of operations. We will make appropriate additional disclosures as this process moves forward.

Results of Operations for the three and six months ended December 31, 2011

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plans.

We generated no gross revenue for the three or six month periods ended December 31, 2011. Our operating expenses for our continuing operations during the three and six month periods ended December 31, 2011 were $26,307 and $54,776, respectively, consisting primarily of $23,282 and $50,442 in professional fees. We therefore recorded a loss from continuing operations of $26,307 and $54,776 for the three and six months ended December 31, 2011, respectively.

4

Comparatively, we generated no gross revenue from continuing operations for the three and six months ended December 31, 2010. Our operating expenses for our continuing operations during the three and six month periods ended December 31, 2010 were $4,711 and $26,888, respectively, consisting entirely of professional fees. We therefore recorded a net loss from continuing operations of $4,711 and $26,888 for the three and six months ended December 31, 2010, respectively.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $296, consisting entirely of cash. Our total current liabilities as of December 31, 2011 were $58,302, consisting of $44,302 in accounts payable and accrued expenses, and $14,000 in related party payables. Thus, we had a working capital deficit of $58,006 as of December 31, 2011.

Investing Activities consisted of $364 of cash held in the bank account of a subsidiary that was transferred to Mr. Woo as part of the transfer of the Company’s wholly-owned subsidiaries.

Financing Activities consisted of proceeds from related party loans of $14,000.

As of December 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	February 15, 2012

By: /s/ Jason Sakowski
Jason Sakowski
President, Chief Executive Officer, and Director