Form 10-Q
period 2012-03-31
Global Karaoke Network, Inc.
filed 2012-05-21
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of May 21, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011 (audited);
F-2	Statements of Operations for the nine month periods ended March 31, 2012 and March 31, 2011 (unaudited), and for the period from September 10, 2007 (Inception) to March 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine month periods ended March 31, 2012 and 2011 (unaudited), and for the period from September 10, 2007 (Inception) to March 31, 2012 (unaudited);
F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	March 31,	June 30,
	2012	2011
CURRENT ASSETS	(unaudited)

Cash	$338	$—
Assets of discontinued operations - current	—	1,864

Total Current Assets	338	1,864

TOTAL ASSETS	$338	$1,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$56,287	$—
Loan payable - related party	16,000	—
Liabilities of discontinued operations - current	—	366,197

Total Current Liabilities	72,287	366,197

TOTAL LIABILITIES	72,287	366,197

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Additional paid-in capital	379,411	15,054
Deficit accumulated during the development stage	(456,054)	(384,081)

Total Stockholders' Deficit	(71,949)	(364,333)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$338	$1,864

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

					From Inception
					on September 10,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	13,783	7,776	64,225	34,663	277,902
General and administrative	160	—	4,494	—	4,494

Total Operating Expenses	13,943	7,776	68,719	34,663	282,396

LOSS FROM CONTINUING OPERATIONS	(13,943)	(7,776)	(68,719)	(34,663)	(282,396)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(4,171)	(3,254)	(14,515)	(173,658)

NET LOSS	$(13,943)	$(11,947)	$(71,973)	$(49,178)	$(456,054)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING - BASIC AND DILUTED	469,440,000	469,440,000	469,440,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			From Inception
			on September 10,
	For the Nine Months Ended		2007 Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(71,973)	$(49,178)	$(456,054)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Accounts payable	53,057	34,663	56,287

Net Cash Used in Continuing Operating Activities	(18,916)	(14,515)	(399,767)
Net Cash Provided by Discontinued Operating Activities	1,094	11,252	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	(364)	—	(364)

Net Cash Used in Continuing Investing Activities	(364)	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	16,000	—	16,000

Net Cash Provided by Continuing Financing Activities	16,000	—	16,000
Net Cash Provided by Discontinued Financing Activities	660	3,600	106,231

NET (DECREASE) INCREASE IN CASH	(1,526)	337	338
CASH AT BEGINNING OF PERIOD	1,864	497	—

CASH AT END OF PERIOD	$338	$834	$338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF
NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$364,357	$—	$364,357

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 – THE COMPANY

Global Karaoke Network, Inc. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducted business through its two wholly-owned subsidiaries, MojoRepublik LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

On July 12, 2011, the Company’s majority shareholder sold all of his shares in the Company to an individual who now holds 82.82% of the Company’s total issued and outstanding stock.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of the Company’s board of directors and a majority of its shareholders, the Company’s corporate name was changed to “Global Karaoke Network, Inc.” Contemporaneously with the name change, the Company decided to stop pursuing its former business plans. On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive worldwide license to access, use, market and promote the Internet website MeAndMic.com as further discussed in Note 7.

On September 26, 2011, the Company agreed to transfer all membership units owned in its two wholly-owned subsidiaries to a former officer of the Company who is also the Company’s former majority stockholder in exchange for the assumption of all liabilities relating to the subsidiaries and for the cancellation of outstanding promissory notes.

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011, filed on October 4, 2011. The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through March 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $456,054 and has a working capital deficiency of $71,949. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

In accordance with ASC 205, Presentation of Financial Statements, the Company has recorded the sale of the subsidiaries as a discontinuance of operations. As such, all results of operations related to the subsidiaries have been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. Comparative amounts of assets and liabilities of the subsidiaries have also been reclassified within the Company’s balance sheets as assets and liabilities of discontinued operations to be presented separately from assets and liabilities of continuing operations. Likewise, the statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities of discontinued operations consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Assets	(Unaudited)
Cash	$—	$1,864
Assets of discontinued operations - current	$—	$1,864

Liabilities
Accounts payable	$—	$273,899
Loan payable - related parties	—	68,691
Accrued interest payable - related parties	—	11,255
Note payable	—	10,000
Accrued interest payable	—	2,352
Liabilities of discontinued operations - current	$—	$366,197

Loss from discontinued operations consisted of the following for the three and nine months ended March 31, 2012 and 2011 (unaudited):

					From Inception
					on September 10,
	For the Three Months Ended		For the Three Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues from discontinued operations	$—	$—	$—	$—	$8,523

OPERATING EXPENSES
Professional fees	—	1,819	1,738	7,916	57,733
General and administrative	—	1,217	422	3,214	109,852
Total operating expenses of discontinued operations	—	3,036	2,160	11,130	167,585

OTHER INCOME AND EXPENSES
Other income	—				104
Interest expense	—	(1,135)	(1,094)	(3,385)	(14,700)
Total other income and expenses of discontinued operations	—	(1,135)	(1,094)	(3,385)	(14,596)

Loss from discontinued operations	$—	$(4,171)	$(3,254)	$(14,515)	$(173,658)

NOTE 5 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by officers of the Company. Loans payable – related parties total $16,000 and $68,691 as of March 31, 2012 and June 30, 2011, respectively. The June 30, 2011 loans payable- related parties balance is included in liabilities of discontinued operations. On September 26, 2011, principle of $69,351 and accrued interest of $12,211 was transferred to the buyer of the Company’s two subsidiaries (see Note 4). These amounts included all notes payable and accrued interest outstanding as of June 30, 2011. During the nine months ended March 31, 2012, the Company borrowed $16,000 from the Company’s newly appointed CEO. The amounts do not bear interest, are due on demand and unsecured.

Effective July 12, 2011, office space is provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 6 – NOTE PAYABLE

On August 1, 2007, the Company issued a $10,000 note payable. The full face value of this note and all related accrued interest through September 26, 2011 was assumed by the buyer of the Company’s two subsidiaries (see Note 4).

NOTE 7 – SUBSEQUENT EVENTS

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (the “Website”). In consideration for this license the Company will issue 91,200,000 shares of common stock.

Pursuant to the terms of the Agreement:

·	During the term of the agreement, the Company agrees to use its best efforts to market and promote the Website.
·	During the term of the agreement, the parties agree to divide the gross revenues generated by the Website such that sixty-two percent (62%) of all gross revenues generated by the Website shall be paid to the Company.
·	At any time during the term of the Agreement and up to thirty (30) days following the expiration of the agreement, the Company shall have the exclusive option to acquire all of the assets related to the Website, including the website domain and intellectual property for a purchase price of five million dollars $5,000,000. Such purchase price may, at the Company’s sole option, be paid by issuance of shares of common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the market price of the Company’s common stock at the time of the closing of the purchase transaction.

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

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher (“Fletcher”), Mark Watkins (“Watkins”) and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. In consideration for this license we will issue to GT 91,200,000 shares of our common stock.

MeAndMic.com provides immediate access to online karaoke, using a simple user-friendly platform with access to a wide range of songs for all generations. Our mission is to bring the love of music to the global community while providing people with the ability to share and interact in real-time. MeAndMic.com is a representative for the Karaoke World Champions and is building a fan base for its hybrid of live venue competitions matched with the addition of online entries from people who will compete in singing competitions on a global scale.

Pursuant to the terms of the Agreement:

· GT, Fletcher, and Watkins grant to us an exclusive world-wide license to access, use, market and promote the Internet website www.meandmic.com, which is owned and controlled by GT (the “Website”), and to use all patents, trademarks, copyrights, inventions, trade secrets, and know-how related to or comprising the Website (the “GT Intellectual Property”) in furtherance of such activities.

· In consideration for the rights granted to us we shall issue and deliver to GT 91,200,000 shares of our common stock.

· GT shall be responsible for the continuing operation of the Website and all costs and expenses necessarily incurred therein. Additionally, GT shall continue to maintain and operate the Website and shall prepare and administer all updates, programming changes, and all necessary maintenance and upgrades of the servers and other hardware necessary for its continued operation.

· During the term of the Agreement, we agree to use our best efforts to market and promote the Website and give such assistance, advice and consultation to GT concerning development and improvement of the Website as it is able. All Intellectual Property developed by GT, Fletcher, Watkins, GKNI or their affiliates during the term of the Agreement relating directly to the Website shall be the sole and exclusive property of GT, but shall be included within the scope of the license granted hereunder to us.

· During the term of the Agreement, the Parties agree to divide the gross revenue generated by the Website such that:

· twenty percent (20%) of all gross revenues shall be retained by GT;

· eighteen percent (18%) of all gross revenues shall be paid to Far East; and

· sixty-two percent (62%) of all gross revenues generated by the Website shall be paid to us.

“Gross revenue” as used herein shall mean all revenue generated by the Website, less any required payments to music publishers and providers. In the case of contests or similar events featuring revenue sharing amongst the participants, “gross revenue” as used herein shall refer only to GT’s allocated share of entry fees or other revenue from such contests or similar events.

· Within fifteen (15) business days following the end of each calendar quarter after the date of the Agreement, GT shall provide us and Far East with statements showing the gross revenue generated by the website during the preceding quarter. Within ten (10) business days following GT’s production of such quarterly statements, GT shall disburse to us our sixty-two percent (62%) share of such gross revenue and shall disburse to Far East its eighteen percent (18%) share of such gross revenue.

· All current and future independent contractors of GT shall, during the term of the Agreement, continue to be deemed solely the independent contractors of GT. GT shall continue to have the sole and exclusive responsibility and liability for making all reports and contributions, withholdings, payments and taxes to be collected, withheld, made and paid with respect to its current and future independent contractors and employees, whether pursuant to any social security, unemployment insurance, worker’s compensation law or other federal, state or local law now in force and effect hereafter enacted.

· During the term of the Agreement and for a period of two (2) years after any termination of the Agreement, GT, Fletcher, and Watkins shall not, anywhere in the world, directly or indirectly invest in, own, manage, operate, finance, control, advise, render services to or guarantee the obligations of any person engaged in or planning to become engaged in the same or a substantially similar business as that conducted or proposed to be conducted through the Website, provided, however, that GT, Fletcher, and Watkins may purchase or otherwise acquire up to (but not more than) five percent (5%) of any class of the securities of any person (but may not otherwise participate in the activities of such person) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Exchange Act.

· At any time during the term of the Agreement and up to thirty (30) days following the expiration of the Agreement, we shall have the exclusive option to acquire all of the assets related to the Website, including the Website and the GT Intellectual Property for a purchase price of five million dollars $5,000,000. Such purchase price may, at our sole option, be paid by issuance to GT of shares of our common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the Market Price (as defined herein) of our common stock at the time of the closing of the purchase transaction.

“Market Price” means the average of the Trading Prices (as defined below) for our common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the closing of the purchase transaction. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service mutually acceptable to GT and us (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for our common stock, the closing bid price of such stock on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by GT and us. “Trading Day” shall mean any day on which GKNI’s common stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded.

· We and GT make certain representations and warranties. We and GT provide certain indemnification to the other party.The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

Results of Operations for the three and nine months ended March 31, 2012

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

We generated no gross revenue for the three or nine month periods ended March 31, 2012. Our operating expenses for our continuing operations during the three and nine month periods ended March 31, 2012 were $13,943 and $68,719, respectively, consisting of $13,783 and $64,225 in professional fees and $160 and $4,494 in general and administrative fees respectively. We therefore recorded a loss from continuing operations of $13,943 and $68,719 for the three and nine months ended March 31, 2012, respectively.

Comparatively, we generated no gross revenue from continuing operations for the three and nine months ended March 31, 2011. Our operating expenses for our continuing operations during the three and nine months ended March 31, 2011 were $7,776 and $34,663, respectively, consisting entirely of professional fees. We therefore recorded a net loss from continuing operations of $7,776 and $34,663 for the three and nine months ended March 31, 2011, respectively.

As of March 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing in order to market and promote the Website. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $338, consisting entirely of cash. Our total current liabilities as of March 31, 2012 were $72,287, consisting of $56,287 in accounts payable and $16,000 in related party payables. Thus, we had a working capital deficit of $71,949 as of March 31, 2012.

Financing Activities for continuing operations consisted of proceeds from related party loans of $16,000.

As of March 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1 31.1	Exclusive License and Revenue Sharing Agreement Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	May 21, 2012

By: /s/ Jason Sakowski
Jason Sakowski
President, Chief Executive Officer, and Director

