Form 10-K
period 2012-06-30
Global Karaoke Network, Inc.
filed 2012-10-15
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-169346

Global Karaoke Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1114 17th Ave., Suite 105, Nashville, TN 37212	37212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (615) 495-8494
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 469,440,000 as of October 12, 2012.

1

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

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. In consideration for this license we will issue to GT 91,200,000 shares of our common stock.

Our Business

MeAndMic.com is under construction. When complete it will provide immediate access to online karaoke with access to a wide range of songs for all generations. MeAndMic.com is a representative for the Karaoke World Champions (“KWC”). The KWC is the largest global singing competition in the world. The organization has been in existence for 10 years and has had representatives from more than 40 countries. The KWC model is to grant a single country licensee the rights to submit one male and one female contestant annually, while allowing the licensee the right to create their own selection process. This typically is a series of live venue competitions leading to a national competition.

In addition to being a representative for KWC, the website will consist of general pages, member management pages and member profile pages. The general pages will cover areas like contests, charts, and a comprehensive search engine to find other members and recordings. The member management pages will allow users to define their profile, manage media, communicate with other members, and more. Finally, members will be able to fully customize their profile page, which is their public face to other members.

Product/Service Description

MeAndMic.com is under construction. When complete it will offer both “Membership” and “Contest” based services.

Membership Based Services.

We will offer both a “Free” membership plan and a “Gold” membership plan. All members of the website will be able to create a profile including pictures, bio, fan listing, song listing, challenges / contests, media etc. All members will have full access to the dedicated communication system including direct messaging, comments, forum, and personal activity feed (similar to Facebook’s “wall”) All members will be able to download the karaoke studio application.

Within the Free Membership plan, users will be limited to a small subset of the MeAndMic.com karaoke track library. Additionally they will be limited to the number of tracks they can access in a given month (30 tracks) and the number of active recordings they will have under their site profile (6 active recordings). With the Gold Membership plan, users will be able to access the entire MeAndMic.com track library of over 1,000 tracks. Gold members will also have increased monthly track access (100 tracks) and active recordings (25 active recordings). Additionally Gold members will get discounts on contest entry fees. The Gold membership will be priced at $6.99 per month with discounts for 6 and 12 month packages.

Contest Based Services.

Online competition is an aspect that will be specific to MeAndMic.com as a social networking karaoke site. We believe that within the karaoke community there is a strong competitive tone as is illustrated by the success of programs like American Idol and X-Factor. Some singers compete for fun where as others compete for prizes and recognition. To address these two motivations MeAndMic.com will provide a number of ways to compete:

•	Member Challenges: the challenge feature will allow any member to challenge another for fun and bragging rights. Winners are determined by fan votes, which will be cast by both members and non-members. Challenges will not be a direct revenue generator but given the competitive advantages of having the full library and increased song access of a gold membership, we believe that it will lend itself to increasing the free to gold member conversion ratio. Additionally as challenges are vote based, contestants could promote MeAndMic on other social media platforms by encouraging friends to come to MeAndMic to vote for their song, offering a potentially huge promotional advantage.

•	MeAndMic Contests: We are creating a flexible contest creation and management system that allows for the creation of a number of contest models, from entry payment models to free-entry models. Contest winners will be determined by member votes, plays, randomly or based on judgments entered using a secure back-end system.

As with challenges, we believe that free contests will serve to drive traffic as well as increase the paid member conversion ratio and other social media exposure. Payment required contests would produce the obvious advantage of the entry fee, but also serve to expose the gold membership advantages to the entrant as a 30 day trial would be connected to the entry fee. The entry would give the 30 day access but also setup a recurring monthly membership payment, creating a shift from conversion to retention of the member status.

•	Third-party Contests: Given the nature of the back-end management system, MeAndMic.com will also be equipped to run contests for third-party organizations. This arrangement would be based on a revenue share situation with these partners, where MeAndMic.com would in turn be promoted in their countries.

Additionally MeAndMic has looked at other likely parties for contest services. We have found interest from radio stations, musical theatre groups, media outlets and other groups in becoming the platform to host and run online singing contests. In most cases these would be free entry based contests serving as a promotional medium for these groups, while MeAndMic.com would charge a base fee plus per entry fee over a given cap.
4

Advertising and Promotional Services

Although advertising streams will not initially be relied on, MeAndMic.com intends to have a number of advertising service initiatives that warrant mentioning.

•	Traditional Passive Advertising: like most websites, MeAndMic.com will employ banner and side advertising placements. These advertisements will be generated based on the logged user demographics as well as other information such as time of day, user location etc.

•	Active Advertising: the MeAndMic Karaoke Studio will have a number of key moments that force a dialog box while the user waits for an action to complete, such as downloading a track, uploading a recording or applying a given effect to a recording. These dialogs will provide the opportunity to deliver active advertisements that engage the user in some way, as opposed to the traditional passive banner advertising model. While the concept of this sort of interactive advertising is quite new, the advertising and marketing community has shown a tremendous interest in this model and studies have shown a willingness to pay a per-view premium for ads delivered in this fashion.

•	Promotional Packages: as mentioned above, contests can be created and packaged for the needs of a given advertising client. Models considered include a revenue share model, or a fixed rate plus activity charge model.

Market and Marketing.

MeAndMic will be targeted towards karaoke enthusiasts in general but also provide a slant towards competitive singers in the vein of American Idol, X-Factor etc. Our marketing plan revolves around using social media and radio contesting and advertising to reach our target audience, specifically Top 40 radio stations in large markets. This will be combined with ongoing fee based monthly contests for cash prizes as well as the promotion of live venue contests to directly mesh with our most likely members. Additionally our association with the Karaoke World Championships offers an ideal platform to expand to a world-wide audience.

Competition

MeAndMic’s 3 major online karaoke direct competitors are:

•	SingSnap.com - Ottawa, Canada
•	Red Karaoke – Madrid, Spain
•	Karaoke Channel – USA

SingSnap.com

SingSnap is the largest in terms of user base and song selection, and the most established in terms of how long they have been active. SingSnap boasts over 100,000 members, and thousands of song selections. Their record and playback system is the closest to what MeAndMic will be in terms of functionality and look, and their “community” consists of a rolling live streaming chat, forum, blog, and guestbook. SingSnap hosts theme based contests, and allows users to host their own contests as well. They market mostly through membership e-mails.

Red Karaoke

The second largest in terms of user base, song selection and how long they have been active is Red Karaoke. While SingSnap’s look and functionality have not changed much in the last 5 years, Red has continued to develop and grow. Originally, Red was an all MIDI (keyboard rendition) site with the lyrics displayed as a static document similar to a word document. Since then they have expanded to a dynamic karaoke machine style display and added instrumental mp3 versions of the songs for paid users. Their download system is both a paid song by song purchase and membership access, using Paypal as their commerce system. Red is the only one of the 3 to implement a Facebook application, and has dedicated its marketing structure to that.

Karaoke Channel

Karaoke Channel is the newest of the 3 main competitors, and has been growing in interest since its launch. It was built to compliment its television based sing along karaoke service, and functions much the same. They offer close to 8,000 songs. Karaoke Channel is the only one of the three to sell merchandise (i.e. logoed microphones) and have a dedicated e-commerce system. They are also partnered with the KWC USA.

Item 2. Properties

We do not currently own or lease any property. Our sole officer and director, Jason Sakowski, provides us office space at 1114 17th Ave., Suite 105, Nashville, TN 37212, free of charge

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “GKNI” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	0.23	0.095
March 31, 2012	0.30	0.11
December 31, 2011	0.35	0.15
September 30, 2011	0.35	0.20
Fiscal Year Ending Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	0.30	0.30
March 31, 2011	0.30	0.12
December 31, 2010	0.12	0.12
September 30, 2010	0.12	0.10

On September 26, 2012, the last sales price per share of our common stock was $0.073.

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

Holders of Our Common Stock

As of October 12, 2012, we had 469,440,000 shares of our common stock issued and outstanding, held by three (3) shareholders of record.

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

Recent Sales of Unregistered Securities

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd.  Under the agreement, we agreed to issue 91,200,000 shares of common stock to GT in exchange for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. These shares will be issued pursuant to Section 4(2) of the Securities Act of 1933 and will be restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

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

Plan of Operations.

Once MeAndMic.com is functional we plan to market directly to the 18-54 female target demographic through advertising on social media and radio, and associating with Karaoke Jocks (KJs). With respect to social media and radio advertising, we plan to encourage people to join MeAndMic.com by promoting a contest on the website, the winner of which will receive a $1,000 prize.

  Social Media. Social media advertising will consist primarily of Facebook advertising. The advertising ads would only go to people who were not friends or fans of MeAndMic.com. In addition to Facebook advertising, we would also continue to utilize our YouTube, Google+, Hi5!, Nexopia, and Friendster accounts. We anticipate that the cost of the social media advertising, including the $1,000 cash prize, would be approximately $5,000 for one month of advertising.
  Radio Advertising. Most large urban areas have radio stations that target our desired demographic. In order to maintain a steady level of promotion over the course of a month, we have determined that we would like to run approximately 240 thirty second commercials promoting the $1,000 prize for winning the karaoke contest. We anticipate that the cost of advertising, including the $1,000 cash prize, would be approximately $25,000 for one month of advertising.

Our hope is that in promoting the contest, sufficient numbers of people will join MeAndMic.com to pay for the costs associated with advertising the contest and awarding the contest prize monies.

In addition to promoting the contest through social media and radio advertising, we also intend to promote the website by sponsoring Karaoke Jocks, venues and events. We anticipate the KJ’s will independently partner with us for the association with the name and brand. The nights they host they will have MeAndMic.com logo displayed, and give out membership promo cards as prizes. We also intend to give them discounts and first right of refusal on hosting the Canadian KWC qualifying events. For those parties that do wish to host Canadian KWC qualifying events, we will require that they purchase licenses from MeAndMic.com at a rate of $450 per venue, with discounts for multiple venues.

License Agreement for MicAndMe.com.

We acquired the license to use MicAndMe.com on May 21, 2012, when we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. In consideration for this license we will issue to GT 91,200,000 shares of our common stock.

Pursuant to the terms of the Agreement:

•	GT, Fletcher, and Watkins granted to us an exclusive world-wide license to access, use, market and promote the Internet website www.MeAndMic.com, which is owned and controlled by GT (the “Website”), and to use all patents, trademarks, copyrights, inventions, trade secrets, and know-how related to or comprising the Website (the “GT Intellectual Property”) in furtherance of such activities.
•	In consideration for the rights granted to us we shall issue and deliver to GT 91,200,000 shares of our common stock.
•	GT shall be responsible for the continuing operation of the Website and all costs and expenses necessarily incurred therein. Additionally, GT shall continue to maintain and operate the Website and shall prepare and administer all updates, programming changes, and all necessary maintenance and upgrades of the servers and other hardware necessary for its continued operation.
•	During the term of the Agreement, we agree to use our best efforts to market and promote the Website and give such assistance, advice and consultation to GT concerning development and improvement of the Website as it is able. All Intellectual Property developed by GT, Fletcher, Watkins, GKNI or their affiliates during the term of the Agreement relating directly to the Website shall be the sole and exclusive property of GT, but shall be included within the scope of the license granted hereunder to us.
•	During the term of the Agreement, the Parties agree to divide the gross revenues generated by the Website such that:
•	twenty percent (20%) of all gross revenues shall be retained by GT;
•	eighteen percent (18%) of all gross revenues shall be paid to Far East; and
•	sixty-two percent (62%) of all gross revenues generated by the Website shall be paid to us.

“Gross revenue” as used herein shall mean all revenue generated by the Website, less any required payments to music publishers and providers. In the case of contests or similar events featuring revenue sharing amongst the participants, “gross revenue” as used herein shall refer only to GT’s allocated share of entry fees or other revenue from such contests or similar events.

•	Within fifteen (15) business days following the end of each calendar quarter after the date of the Agreement, GT shall provide us and Far East with statements showing the gross revenue generated by the website during the preceding quarter. Within ten (10) business days following GT’s production of such quarterly statements, GT shall disburse to us our sixty-two percent (62%) share of such gross revenues and shall disburse to Far East its eighteen percent (18%) share of such gross revenues.
•	All current and future independent contractors of GT shall, during the term of the Agreement, continue to be deemed solely the independent contractors of GT. GT shall continue to have the sole and exclusive responsibility and liability for making all reports and contributions, withholdings, payments and taxes to be collected, withheld, made and paid with respect to its current and future independent contractors and employees, whether pursuant to any social security, unemployment insurance, worker’s compensation law or other federal, state or local law now in force and effect hereafter enacted.
•	During the term of the Agreement and for a period of two (2) years after any termination of the Agreement, GT, Fletcher, and Watkins shall not, anywhere in the world, directly or indirectly invest in, own, manage, operate, finance, control, advise, render services to or guarantee the obligations of any person engaged in or planning to become engaged in the same or a substantially similar business as that conducted or proposed to be conducted through the Website, provided, however, that GT, Fletcher, and Watkins may purchase or otherwise acquire up to (but not more than) five percent (5%) of any class of the securities of any person (but may not otherwise participate in the activities of such person) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Exchange Act.
•	At any time during the term of the Agreement and up to thirty (30) days following the expiration of the Agreement, we shall have the exclusive option to acquire all of the assets related to the Website, including the Website and the GT Intellectual Property for a purchase price of five million dollars $5,000,000. Such purchase price may, at our sole option, be paid by issuance to GT of shares of our common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the Market Price (as defined herein) of our common stock at the time of the closing of the purchase transaction.

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

We and GT make certain representations and warranties. We and GT provide certain indemnification to the other party. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement attached as Exhibit 10.1 to the Form 10-Q filed on May 21, 2012 and incorporated herein by reference.

Financing

We intend to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives.

Results of Operations for the Years Ended June 30, 2012 and 2011 and the period from Inception on September 10, 2007 through June 30, 2012.

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plans. Detailed below are the results from our continuing operations.

Our revenue reported for the years ended June 30, 2012 and June 30, 2011 and from our inception on September 10, 2007 through June 30, 2012, was $0, $0 and $0, respectively.

Our operating expenses for the years ended June 30, 2012 and June 30, 2011 and from our inception on September 10, 2007 through June 30, 2012, were $80,576, $69,166 and $294,253, respectively. The expenses for the years ended June 30, 2012 consisted of professional fees of $75,756 and general and administrative expenses of $4,820. The expense for the year ended June 30, 2011 consisted of professional fees of $69,166. The expenses since our inception on September 10, 2007 through June 30, 2012 have consisted of professional fees of $289,433 and general and administrative expenses of $4,820. We recorded a net loss from continuing operations of $80,576 for the year ended June 30, 2012, $69,166 for the year ended June 30, 2011 and $294,253 from our inception on September 10, 2007 through June 30, 2012.

As of June 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing in order to construct, market and promote the Website. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $637. Our total current liabilities as of June 30, 2012 were $84,393. We had a working capital deficit of $81,538 as of June 30, 2012.

Financing Activities consisted of proceeds from related party loans of $25,000.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $294,253 from our inception on September 10, 2007 through June 30, 2012 and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of June 30, 2012 and 2011;
F-3	Statements of Operations for the years ended June 30, 2012 and 2011;
F-4	Statement of Stockholders’ Deficit for the years ended June 30, 2012 and 2011;
F-5	Statements of Cash Flows for the years ended June 30, 2012 and 2011;
F-6	Notes to Financial Statements
13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Global Karaoke Network, Inc.

We have audited the accompanying balance sheets of Global Karaoke Network, Inc. (the “Company”) (a development stage company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from September 10, 2007 (date of inception) through June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from September 10, 2007 (date of inception) to June 30, 2010 were audited by other auditors whose report dated September 28, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global Karaoke Network, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, and for the period from September 10, 2007 (date of inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has not established a source of revenues to cover its operating costs. As such, it has incurred operating losses since inception. Further, as of June 30, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

October 15, 2012

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	June 30,	June 30,
	2012	2011
CURRENT ASSETS

Cash	$637	$—
Assets of discontinued operations - current	—	1,864

Total Current Assets	637	1,864

OTHER ASSETS
Intangible asset, net	2,218	—

TOTAL ASSETS	$2,855	$1,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$59,393	$—
Loan payable - related party	25,000	—
Liabilities of discontinued operations - current	—	366,197

Total Current Liabilities	84,393	366,197

TOTAL LIABILIITES	84,393	366,197

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Common stock to be issued, 91,200,000 and -0- shares	912	—
Additional paid-in capital	380,767	15,054
Deficit accumulated during the development stage	(467,911)	(384,081)

Total Stockholders' Deficit	(81,538)	(364,333)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,855	$1,864

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			on September 10,
	For the Years Ended		2007 Through
	June 30,		June 30,
	2012	2011	2012

REVENUES	$—	$—	$—

OPERATING EXPENSES
Professional fees	75,756	69,166	289,433
General and administrative	4,820	—	4,820

Total Operating Expenses	80,576	69,166	294,253

OPERATING LOSS	(80,576)	(69,166)	(294,253)

LOSS FROM CONTINUING OPERATIONS	(80,576)	(69,166)	(294,253)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(3,254)	(25,371)	(173,658)

NET LOSS	$(83,830)	$(94,537)	$(467,911)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	479,434,521	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Common Stock to be Issued		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance, at inception September 10, 2007	—	$—	—	$—	$—	$—	$—

Common stock issued to acquire subsidiary	388,800,000	3,888	—	—	(11,020)	—	(7,132)

Common stock issued for cash	80,640,000	806	—	—	26,074	—	26,880

Net loss from inception through June 30, 2008	—	—	—	—	—	(81,194)	(81,194)

Balance, June 30, 2008	469,440,000	4,694	—	—	15,054	(81,194)	(61,446)

Net loss for the year ended June 30, 2009	—	—	—	—	—	(104,186)	(104,186)

Balance, June 30, 2009	469,440,000	4,694	—	—	15,054	(185,380)	(165,632)

Net loss for the year ended June 30, 2010	—	—	—	—	—	(104,164)	(104,164)

Balance, June 30, 2010	469,440,000	4,694	—	—	15,054	(289,544)	(269,796)

Net loss for the year ended June 30, 2011	—	—	—	—	—	(94,537)	(94,537)

Balance, June 30, 2011	469,440,000	4,694	—	—	15,054	(384,081)	(364,333)

Forgiveness of debt to related party	—	—	—	—	364,357	—	364,357

Common stock to be issued for license agreement	—	—	91,200,000	912	1,356	—	2,268

Net loss for the year ended June 30, 2012	—	—	—	—	—	(83,830)	(83,830)

Balance, June 30, 2012	469,440,000	$4,694	91,200,000	$912	$380,767	$(467,911)	$(81,538)

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
	For the Years Ended		on September 10,
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(83,830)	$(94,537)	$(464,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	50	—	50
Changes in operating assets and liabilities:
Accounts payable	56,163	39,036	55,649

Net Cash Used in Continuing Operating Activities	(27,617)	(55,501)	(408,468)
Net Cash Provided by Discontinued Operating Activities	1,094	51,268	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	(364)	—	(364)

Net Cash Used in Continuing Investing Activities	(364)	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	25,000	—	25,000

Net Cash Provided by Continuing Financing Activities	25,000	—	25,000
Net Cash Provided by Discontinued Financing Activities	660	5,600	106,231

NET INCREASE (DECREASE) IN CASH	(1,227)	1,367	637
CASH AT BEGINNING OF PERIOD	1,864	497	—

CASH AT END OF PERIOD (included in assets of discontinued operations at June 30, 2011)	$637	$1,864	$637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$364,357	$—	$364,357
Common stock to be issued for license	912	—	912

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

NOTE 1 – THE COMPANY

Nature of Business

Global Karaoke Network, Inc. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducted business through its two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

On November 17, 2011, the Company’s majority shareholder sold all of his shares in the Company to an individual who now holds 82.82% of the Company’s total issued and outstanding stock.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of the Company’s board of directors and a majority of its shareholders, the Company’s corporate name was changed to “Global Karaoke Network, Inc.” Contemporaneously with the name change, the Company decided to stop pursuing its former business plans.

On September 26, 2011, the Company agreed to transfer all membership units owned in its two wholly-owned subsidiaries to a former officer of the Company who is also the Company’s former majority stockholder in exchange for the assumption of all liabilities relating to the subsidiaries and for the cancellation of outstanding promissory notes. (See Note 5).

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive worldwide license to access, use, market and promote the Internet website MeAndMic.com as further discussed in Note 10.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 2012 and 2011.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable, and loan payable – related party approximate their fair market value based on the short-term maturity of these instruments.

Intangible Asset

Intangible asset consists of a license and revenue sharing agreement that the Company entered into in May 2012. The Company amortizes the intangible asset using the straight-line method over the period of expected benefit, which is estimated to be five years.

Valuation of Intangible Asset

Definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the asset over the remaining useful life in determining whether the carrying value of the asset is recoverable. If the carrying value of the asset exceeds the expected future cash flows of the asset, the Company recognizes an impairment loss equal to the difference between the carrying value of the asset and the estimated fair value. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2012, management does not believe that the Company’s long-lived asset was impaired.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” (the “ASC”, or “ASC 740”). The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.   The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2012 and 2011.

Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. Common shares to be issued of 91,200,000 have been included in the computation of basic and fully diluted loss per share as if they had been issued on May 21, 2012, in connection with the acquisition of the license agreement, as discussed in Note 10. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 or 2011.

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

Reclassifications

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $467,911 and has a working capital deficiency of $81,538. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset was comprised of the following on June 30, 2012 and 2011:

	2012	2011
License Agreement	$2,268	$—
Accumulated Amortization	(50)	—
Intangible Asset, Net	$2,218	$—

Amortization expense for the years ended June 30, 2012 and 2011 was $50 and $-0-, respectively.  The Company’s future estimated amortization for the above intangible asset is as follows:

Year	Amortization
2013	$454
2014	454
2015	454
2016	454
2017	402
Total	$2,218

NOTE 5 – DISCONTINUED OPERATIONS

On September 26, 2011, the Company agreed to transfer all membership units owned in its two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC, to a former officer of the Company who is also the Company’s former majority stockholder, in consideration for the cancellation of all outstanding promissory notes held by the former officer and the assumption of other liabilities related to the subsidiaries. The former officer agreed to cancel and/or assume a total of $364,721 which included accounts payable, accrued interest and notes payable. The former officer also received fixed assets which had no carrying value on the date of sale as well as the bank account of one subsidiary with cash of $364. The Company did not recognize a gain on the transaction and recognized the net book deficiency of the subsidiaries sold as an increase in the Company’s additional paid-in-capital of $364,357.

In accordance with ASC 205, “Presentation of Financial Statements”, the Company recorded the sale of the subsidiaries as a discontinuance of operations. As such, all results of operations related to the subsidiaries have been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. Comparative amounts of assets and liabilities of the subsidiaries have also been reclassified within the Company’s balance sheets as assets and liabilities of discontinued operations to be presented separately from assets and liabilities of continuing operations. Likewise, the statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

Assets and liabilities of discontinued operations consisted of the following as of June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011
Assets
Cash	$—	$1,864
Assets of discontinued operations - current	$—	$1,864

Liabilities
Accounts payable	$—	$273,899
Loan payable - related parties	—	68,691
Accrued interest payable - related parties	—	11,255
Note payable	—	10,000
Accrued interest payable	—	2,352
Liabilities of discontinued operations - current	$—	$366,197
F-9

Loss from discontinued operations consisted of the following for the years ended June 30, 2012 and 2011:

			From Inception
			on September 10,
	For the Years Ended		2007 Through
	June 30,		June 30,
	2012	2011	2012

Revenues from discontinued operations	$—	$—	$8,523

OPERATING EXPENSES
Professional fees	1,738	16,466	57,733
General and administrative	422	4,184	109,852
Total operating expenses of discontinued operations	2,160	20,650	167,585

OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	(1,094)	(4,721)	(14,700)
Total other income and expense from discontinued operations	(1,094)	(4,721)	(14,596)

LOSS FROM DISCONTINUED OPERATIONS	$(3,254)	$(25,371)	$(173,658)

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by officers of the Company. Loans payable – related parties total $25,000 and $68,691 as of June 30, 2012 and June 30, 2011, respectively. The June 30, 2011 loans payable- related parties balance is included in liabilities of discontinued operations. On September 26, 2011, principle of $69,351 and accrued interest of $12,211 was transferred to the buyer of the Company’s two subsidiaries (see Note 5). These amounts included all notes payable and accrued interest outstanding as of June 30, 2011. During the year ended June 30, 2012, the Company borrowed $25,000 from the Company’s sole officer and director. The amounts do not bear interest, are due on demand, and are unsecured.

Effective July 12, 2011, office space is provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 7 – NOTE PAYABLE

On August 1, 2007, the Company issued a $10,000 note payable. The full face value of this note and all related accrued interest through September 26, 2011 was assumed by the buyer of the Company’s two subsidiaries (see Note 5).

NOTE 8 – STOCKHOLDERS’ DEFICIT

Stock Split

Effective August 3, 2011, the Company’s board of directors and a majority of the Company’s stockholders approved a 90 for 1 forward split of the Company’s common stock. All share figures and results are reflected in the Company’s financial statements on a post-split basis.

Authorized Shares

Effective June 22, 2010, the Company’s board of directors and a majority of the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Effective June 1, 2012, the Company’s board of directors and a majority of the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized common stock of the Company from 500,000,000 shares to 1,000,000,000 shares.

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

On May 21, 2012, the Company entered into a license and revenue sharing agreement whereby it has agreed to issue 91,200,000 shares of common stock (see Note 10). The shares were valued at $2,268 based on the estimated fair market value of the shares on the effective date of the agreement.  As of June 30, 2012, the shares have not been issued. As such, the shares have been classified as common stock to be issued.

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended June 30, 2012 and 2011, respectively, since the Company incurred taxable losses and deferred tax assets recognized are offset by a full valuation allowance in each fiscal year.

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

At June 30, 2012, the Company has available $467,420 of NOLs which expire in various years beginning in 2027 and carrying forward through 2032.

As discussed in Note 5 to these financial statements, a change in ownership of more than 50% occurred during the year ended June 30, 2012. Therefore, the annual utilization of the Company’s NOLs is subject to certain limitations under Section 382 of the Internal Revenue Code, as amended, and other limitations under state tax laws. The Company is currently in the process of analyzing and calculating these limitations.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2012 and 2011 were as follows:

	2012	2011
Cumulative NOL	$467,420	$383,590

Deferred Tax assets:
Net operating loss carry forwards	182,485	149,791
Valuation allowance	(182,485)	(149,791)
	$—	$—

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	2012	2011
Income tax benefit at U. S. federal statutory rates:	$(32,694)	$(36,869)
Change in valuation allowance	32,694	36,869
	$—	$—

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

NOTE 10 – SIGNIFICANT AGREEMENTS

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (the “Website”). In consideration for this license the Company will issue 91,200,000 shares of common stock. The license was valued at $2,268 per share based on the estimated fair market value of the shares on the effective date of the agreement.

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
F-12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Principal Financial and Accounting Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Principal Financial and Accounting Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 10, 2012.

Name	Age	Position(s) and Office(s) Held
Jason Sakowski	37	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Jason Sakowski, at the address appearing on the first page of this annual report.

Code of Ethics

As of June 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We do not currently have any employment agreements with any of our named executive officers and have not established a system of economic compensation or any fixed policies regarding compensation of executive officers. Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our named executive officers.

Our current named executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability. As our business and operating expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Sakowski, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2012 2011	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
David Woo, former officer	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jason Sakowski	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of June 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jason Sakowski	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
	Jason Sakowski 1114 17th Ave., Suite 105 Nashville, TN 37212	Common Stock	388,800,000	82.82%

Total of All Directors and Executive Officers:		Common Stock	388,800,000	82.82%

More Than 5% Beneficial Owners:
	Alpco 440 East 400 South Salt Lake City, UT 84111	Common Stock	36,325,000	7.74%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same house address as such person.

During the year ended June 30, 2012, we borrowed $25,000 from our sole officer and director. The amounts do not bear interest, are due on demand, and are unsecured.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$21,000	$0	$0	$0
2011	$15,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
3.3	Certificate of Amendment(3)
3.4	Certificate of Amendment(4)
3.5	Certificate of Amendment(5)
10.1	Exclusive License and Revenue Sharing Agreement(6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.
(3)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on June 22, 2011.
(4)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on August 4, 2011.
(5)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on June 1, 2012.
(6)	Incorporated by reference to the 10Q filed with the Securities and Exchange Commission on May 21, 2011
20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	October 15, 2012

