Form 10-Q
period 2012-09-30
Global Karaoke Network, Inc.
filed 2012-11-19
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

(615) 495-8494
(Registrant’s telephone number)
___________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of November 15, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012;
F-2	Statements of Operations for the three months ended September 30, 2012 and 2011 and period from September 10, 2007 (Inception) to September 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and period from September 10, 2007 (Inception) to September 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	September 30,	June 30,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$98	$637

Total Current Assets	98	637

OTHER ASSETS
Intangible assets, net	2,104	2,218

TOTAL ASSETS	$2,202	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$35,027	$59,393
Loan payable - related party	65,000	25,000

Total Current Liabilities	100,027	84,393

TOTAL LIABILITIES	100,027	84,393

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Common stock to be issued, 91,200,000 shares	912	912
Additional paid-in capital	380,767	380,767
Deficit accumulated during the development stage	(484,198)	(467,911)

Total Stockholders' Deficit	(97,825)	(81,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,202	$2,855

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

			From Inception
			on September 10,
	Three Months Ended		2007 Through
	September 30,		September 30,
	2012	2011	2012
REVENUES	$—	$—	$—
OPERATING EXPENSES
Professional fees	15,634	27,160	305,067
General and administrative	653	1,309	5,473
Total Operating Expenses	16,287	28,469	310,540
OPERATING LOSS	(16,287)	(28,469)	(310,540)
LOSS FROM CONTINUING OPERATIONS	(16,287)	(28,469)	(310,540)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(3,254)	(173,658)
NET LOSS	$(16,287)	$(31,723)	$(484,198)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	560,640,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
			on September 10,
	Three Months Ended		2007 Through
	September 30,		September 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(16,287)	$(31,723)	$(484,198)
Adjustments to Reconcile Net Loss to Net Cash Used in Continuing Operating Activities:
Amortization expense	114	—	164
Changes in operating assets and liabilities:
Accounts payable	(24,366)	19,595	35,027

Net Cash Used in Continuing Operating Activities	(40,539)	(12,128)	(449,007)
Net Cash Provided by Discontinued Operating Activities	—	1,094	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	—	(364)	(364)

Net Cash Used in Continuing Investing Activities	—	(364)	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	40,000	14,000	65,000

Net Cash Provided by Continuing Financing Activities	40,000	14,000	65,000
Net Cash Provided by Discontinued Financing Activities	—	660	106,231

NET (DECREASE) INCREASE IN CASH	(539)	3,262	98
CASH AT BEGINNING OF PERIOD	637	1,864	—

CASH AT END OF PERIOD	$98	$5,126	$98

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$—	$—	$364,357
Common stock issued for license	—	—	912

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(unaudited)

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

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive worldwide license to access, use, market and promote the Internet website MeAndMic.com as further discussed in Note 8.

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at September 30, 2012 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on October 15, 2012. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through September 30, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $484,198 and has a working capital deficiency of $99,929. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset is comprised of the following on September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
License Agreement	$2,268	$2,268
Accumulated Amortization	(164)	(50)
Intangible Asset, Net	$2,104	$2,218

Amortization expense for the three months ended September 30, 2012 and 2011 was $114 and $-0-, respectively.  The Company’s future estimated amortization for the above intangible assets is as follows:

Year	Amortization
2013	$340
2014	454
2015	454
2016	454
2017	402
Total	$2,104

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

Loss from discontinued operations consisted of the following for the years ended September 30, 2012 and 2011:

			From Inception
			on September 10,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2012	2011	2012

Revenues from discontinued operations	$—	$—	$8,523

OPERATING EXPENSES
Professional fees	—	1,738	57,733
General and administrative	—	422	109,852
Total operating expenses of discontinued operations	—	2,160	167,585

OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	—	(1,094)	(14,700)
Total other income and expense from discontinued operations	—	(1,094)	(14,596)

LOSS FROM DISCONTINUED OPERATIONS	$—	$(3,254)	$(173,658)

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company’s sole officer and director. During the quarter ended September 30, 2012, $40,000 was advanced to the Company. Loans payable – related party total $65,000 and $25,000 as of September 30, 2012 and June 30, 2012, respectively. The amounts do not bear interest, are due on demand, and are unsecured.

Effective July 12, 2011, office space is provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

Common Stock

On May 21, 2012, the Company entered into a license and revenue sharing agreement whereby it agreed to issue 91,200,000 shares of common stock (see Note 8). The shares were valued at $2,268 based on the estimated fair market value of the shares on the date of issuance. As of the date of the issuance of these financial statements, these shares have not been issued and have been classified as common stock to be issued on the balance sheet.

NOTE 8 – SIGNIFICANT AGREEMENTS

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (the “Website”). In consideration for this license the Company will issue 91,200,000 shares of common stock. The license was valued at $2,268 based on the estimated fair market value of the shares on the date of issuance.

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

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (“MeAndMic”). In consideration for this license we will issue to GT 91,200,000 shares of our common stock.

Our Business

MeAndMic.com has been partially constructed. When complete it will provide immediate access to online karaoke with access to a wide range of songs for all generations. MeAndMic.com is a representative for the Karaoke World Champions (KWC). The KWC is the largest global singing competition in the world. The organization has been in existence for 10 years and has had representatives from more than 40 countries. The KWC model is to grant a single country licensee the rights to submit one male and one female contestant annually, while allowing the licensee the right to create their own selection process. This typically is a series of live venue competitions leading to a national competition.

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

Product/Service Description

MeAndMic.com has been partially constructed. When complete it will offer both “Membership” and “Contest” based services.

Membership Based Services

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

Within the Free Membership plan, users will be limited to a small subset of the MeAndMic.com karaoke track library. Additionally they will be limited to the number of tracks they can access in a given month (30 tracks) and the number of active recordings they will have under their site profile (6 active recordings). With the Gold Membership plan, users will be able to access the entire MeAndMic.com track library of over 1,000 tracks. Gold members will also have increased monthly track access (100 tracks) and active recordings (25 active recordings). Additionally, Gold members will get discounts on contest entry fees. The Gold membership will be priced at $6.99 per month with discounts for 6 and 12 month packages.

Contest Based Services

Online competition is an aspect that will be specific to MeAndMic.com as a social networking karaoke site. We believe that within the karaoke community there is a strong competitive tone as is illustrated by the success of programs like American Idol and X-Factor. Some singers compete for fun whereas others compete for prizes and recognition. To address these two motivations MeAndMic.com will provide a number of ways to compete:

·	Member Challenges: the challenge feature will allow any member to challenge another for fun and bragging rights. Winners are determined by fan votes, which will be cast by both members and non-members. Challenges will not be a direct revenue generator but given the competitive advantages of having the full library and increased song access of a gold membership, we believe that it will lend itself to increasing the free to gold member conversion ratio. Additionally as challenges are vote based, contestants could promote MeAndMic on other social media platforms by encouraging friends to come to MeAndMic to vote for their song, offering a potentially huge promotional advantage.

·	MeAndMic Contests: We are creating a flexible contest creation and management system that allows for the creation of a number of contest models, from entry payment models to free-entry models. Contest winners will be determined by member votes, plays, randomly, or based on judgments entered using a secure back-end system.

As with challenges, we believe that free contests will serve to drive traffic as well as increase the paid member conversion ratio and other social media exposure. Payment required contests would produce the obvious advantage of the entry fee, but also serve to expose the gold membership advantages to the entrant as a 30 day trial would be connected to the entry fee. The entry would give the 30 day access but also set up a recurring monthly membership payment, creating a shift from conversion to retention of the member status.

·	Third-party Contests: Given the nature of the back-end management system, MeAndMic.com will also be equipped to run contests for third-party organizations. This arrangement would be based on a revenue share situation with these partners, where MeAndMic.com would in turn be promoted in their countries.
5

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

·	Traditional Passive Advertising: like most websites, MeAndMic.com will employ banner and side advertising placements. These advertisements will be generated based on the logged user demographics as well as other information such as time of day, user location etc.

·	Active Advertising: the MeAndMic Karaoke Studio will have a number of key moments that force a dialog box while the user waits for an action to complete, such as downloading a track, uploading a recording or applying a given effect to a recording. These dialogs will provide the opportunity to deliver active advertisements that engage the user in some way, as opposed to the traditional passive banner advertising model. While the concept of this sort of interactive advertising is quite new, the advertising and marketing community has shown a tremendous interest in this model and studies have shown a willingness to pay a per-view premium for ads delivered in this fashion.

·	Promotional Packages: as mentioned above, contests can be created and packaged for the needs of a given advertising client. Models considered include a revenue share model, or a fixed rate plus activity charge model.

Market and Marketing

MeAndMic will be targeted towards karaoke enthusiasts in general but also provide a slant towards competitive singers in the vein of American Idol, X-Factor, etc. Our marketing plan revolves around using social media and radio contesting and advertising to reach our target audience, specifically Top 40 radio stations in large markets. This will be combined with ongoing fee based monthly contests for cash prizes as well as the promotion of live venue contests to directly mesh with our most likely members. Additionally our association with the Karaoke World Championships offers an ideal platform to expand to a world-wide audience.

Competition

MeAndMic’s 3 major online karaoke direct competitors are:

·	SingSnap.com – Ottawa, Canada
·	Red Karaoke – Madrid, Spain
·	Karaoke Channel – USA

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

Plan of Operations

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

Pursuant to the terms of the Agreement:

·	GT, Fletcher, and Watkins granted to us an exclusive world-wide license to access, use, market and promote the Internet website www.meandmic.com, which is owned and controlled by GT (the “Website”), and to use all patents, trademarks, copyrights, inventions, trade secrets, and know-how related to or comprising the Website (the “GT Intellectual Property”) in furtherance of such activities.

·	In consideration for the rights granted to us we shall issue and deliver to GT 91,200,000 shares of our common stock.

·	GT shall be responsible for the continuing operation of the Website and all costs and expenses necessarily incurred therein. Additionally, GT shall continue to maintain and operate the Website and shall prepare and administer all updates, programming changes, and all necessary maintenance and upgrades of the servers and other hardware necessary for its continued operation.

·	During the term of the Agreement, we agree to use our best efforts to market and promote the Website and give such assistance, advice and consultation to GT concerning development and improvement of the Website as we are able. All Intellectual Property developed by GT, Fletcher, Watkins, GKNI or their affiliates during the term of the Agreement relating directly to the Website shall be the sole and exclusive property of GT, but shall be included within the scope of the license granted hereunder to us.

·	During the term of the Agreement, the Parties agree to divide the gross revenues generated by the Website such that:
·	twenty percent (20%) of all gross revenues shall be retained by GT;
·	eighteen percent (18%) of all gross revenues shall be paid to Far East; and
·	sixty-two percent (62%) of all gross revenues shall be paid to us.

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
8

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2012 and 2011 and the Period from Inception (September 10, 2007) until September 30, 2012

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plans. Except as where otherwise provided, detailed below are the results from our continuing operations.

We reported no revenue for the three months ended September 30, 2012 and September 30, 2011 and from our inception on September 10, 2007 through September 30, 2012.

Our operating expenses from our continuing operations for the three months ended September 30, 2012 and September 30, 2011 and from our inception on September 10, 2007 through September 30, 2012, were $16,287, $28,469 and $310,540, respectively. The expenses for the three months ended September 30, 2012 consisted of professional fees of $15,634 and general and administrative expenses of $653. The expenses for the three months ended September 30, 2011 consisted of professional fees of $27,160 and general and administrative expenses of $1,309. The decrease in professional fees from the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to the timing of the year end audit services rendered for each of the periods ended June 30, 2012 and 2011. The expenses since our inception on September 10, 2007 through September 30, 2012 have consisted of professional fees of $305,067 and general and administrative expenses of $5,473. Including losses from discontinued operations, we recorded a net loss of $16,287 for the three months ended September 30, 2012, $31,723 for the three months ended September 30, 2011 and $484,198 from our inception on September 10, 2007 through September 30, 2012.

As of September 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing in order to construct, market and promote the Website. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the notes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $98. Our total current liabilities as of September 30, 2012 were $100,027. We had a working capital deficit of $99,929 as of September 30, 2012.

Financing Activities consisted of proceeds from related party loans of $40,000 during the three months ended September 30, 2012.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	November 19, 2012

By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

