Form 10-K/A
period 2012-06-30
Global Karaoke Network, Inc.
filed 2012-12-31
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Global Karaoke Network, Inc. (the “Company”) for the year ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on October 15, 2012. The Amendment is being filed to submit the auditor report from Seale and Beers. The Amendment corrects errors on the Statement of Cash Flows.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms;
F-3	Balance Sheets as of June 30, 2012 and 2011;
F-4	Statements of Operations for the years ended June 30, 2012 and 2011;
F-5	Statement of Stockholders’ Deficit for the years ended June 30, 2012 and 2011;
F-6	Statements of Cash Flows for the years ended June 30, 2012 and 2011;
F-7	Notes to Financial Statements
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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Karaoke Network, Inc.

(fka Republik Media and Entertainment, LTD.)

(A Development Stage Company)

We have audited the statements of operations (not presented separately herein), stockholders’ equity (deficit) and cash flows (not presented separately herein) of Global Karaoke Network, Inc. (formerly Republik Media and Entertainment, LTD.) (A Development Stage Company) since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity (deficit) and cash flows of Global Karaoke Network, Inc. (formerly Republik Media and Entertainment, LTD.) (A Development Stage Company) since inception on September 10, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
	For the Years Ended		on September 10,
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(83,830)	$(94,537)	$ (467,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	50	—	50
Changes in operating assets and liabilities:
Accounts payable	56,163	39,036	59,393

Net Cash Used in Continuing Operating Activities	(27,617)	(55,501)	(408,468)
Net Cash Provided by Discontinued Operating Activities	1,094	51,268	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	(364)	—	(364)

Net Cash Used in Continuing Investing Activities	(364)	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	25,000	—	25,000

Net Cash Provided by Continuing Financing Activities	25,000	—	25,000
Net Cash Provided by Discontinued Financing Activities	660	5,600	106,231

NET INCREASE (DECREASE) IN CASH	(1,227)	1,367	637
CASH AT BEGINNING OF PERIOD	1,864	497	—

CASH AT END OF PERIOD (included in assets of discontinued operations at June 30, 2011)	$637	$1,864	$637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$364,357	$—	$364,357
Common stock to be issued for license	912	—	912

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
F-10

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
F-13

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

GLOBAL KARAOKE NETWORK, INC.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	December 31, 2012

