Form 10-Q
period 2012-12-31
Global Karaoke Network, Inc.
filed 2013-02-19
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of February 15, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012;
F-2	Statements of Operations for the six and three months ended December 31, 2012 and 2011 and period from September 10, 2007 (Inception) to December 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and period from September 10, 2007 (Inception) to December 31, 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2012	2012
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$58	$637

Total Current Assets	58	637

OTHER ASSETS
Intangible assets, net	1,990	2,218

TOTAL ASSETS	$2,048	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$53,589	$59,393
Loan payable - related party	68,600	25,000

Total Current Liabilities	122,189	84,393

TOTAL LIABILIITES	122,189	84,393

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Common stock to be issued, 91,200,000 shares	912	912
Additional paid-in capital	380,767	380,767
Deficit accumulated during the development stage	(506,514)	(467,911)

Total Stockholders' Deficit	(120,141)	(81,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,048	$2,855

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
					on September 10,
	Three Months Ended		Six Months Ended		2007 Through
	December 31		December 31		December 31
	2012	2011	2012	2011	2012
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Professional fees	18,563	23,282	34,196	50,442	323,629
General and administrative	3,754	3,025	4,407	4,334	9,227
Total Operating Expenses	22,317	26,307	38,603	54,776	332,856
OPERATING LOSS	(22,317)	(26,307)	(38,603)	(54,776)	(332,856)
LOSS FROM CONTINUING OPERATIONS	(22,317)	(26,307)	(38,603)	(54,776)	(332,856)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	(3,254)	(173,658)
NET LOSS	$(22,317)	$(26,307)	$(38,603)	$(58,030)	$(506,514)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	560,640,000	469,440,000	560,640,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
			on September 10,
	Six Months Ended		2007 Through
	December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(38,603)	$(58,030)	$(506,514)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization expense	228	—	278
Changes in operating assets and liabilities:
Accounts payable	(5,804)	41,072	53,589
Net Cash Used in Continuing Operating Activities	(44,179)	(16,958)	(452,647)
Net Cash Provided by Discontinued Operating Activities	—	1,094	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	—	(364)	(364)
Net Cash Used in Continuing Investing Activities	—	(364)	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	43,600	14,000	68,600
Net Cash Provided by Continuing Financing Activities	43,600	14,000	68,600
Net Cash Provided by Discontinued Financing Activities	—	660	106,231

NET (DECREASE) INCREASE IN CASH	(579)	(1,568)	58
CASH AT BEGINNING OF PERIOD	637	1,864	—

CASH AT END OF PERIOD	$58	$296	$58

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$—	$—	$364,357
Common stock issued for license	—	—	912

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at December 31, 2012 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2012, filed on December 31, 2012. The results of operations for the period ended December 31, 2012 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through December 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $506,514 and has a working capital deficiency of $122,131. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset is comprised of the following on December 31, 2012 and June 30, 2012:

	December	June
License Agreement	$2,268	$2,268
Accumulated Amortization	(278)	(50)
Intangible Asset, Net	$1,990	$2,218

Amortization expense for the six months ended December 31, 2012 and 2011 was $228 and $-0-, respectively.  The Company’s future estimated amortization for the above intangible asset is as follows:

Year	Amortization
2013	$226
2014	454
2015	454
2016	454
2017	402
Total	$1,990

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

In accordance with ASC 205, “Presentation of Financial Statements,” the Company recorded the sale of the subsidiaries as a discontinuance of operations. As such, all results of operations related to the subsidiaries have been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. The statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

Loss from discontinued operations consisted of the following for the years ended December 31, 2012 and 2011:

			From Inception
			on September 10,
	For the Six Months Ended		2007 Through
	December 31		December 31
	2012	2011	2012

Revenues from discontinued operations	$—	$—	$8,523

OPERATING EXPENSES
Professional fees	—	1,738	57,733
General and administrative	—	422	109,852
Total operating expenses of discontinued operations	—	2,160	167,585

OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	—	(1,094)	(14,700)
Total other income and expense from discontinued operations	—	(1,094)	(14,596)

LOSS FROM DISCONTINUED OPERATIONS	$—	$(3,254)	$(173,658)

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company’s sole officer and director. Loan payable – related party totals $68,600 and $25,000 as of December 31, 2012 and June 30, 2012, respectively. The amounts do not bear interest, are due on demand, and are unsecured.

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

Common Stock

On May 21, 2012 , the Company entered into a license and revenue sharing agreement whereby it agreed to issue 91,200,000 shares of common stock (see Note 8). The shares were valued at $2,268 based on the estimated fair market value of the shares on the date of issuance. As of the date of issuance of these financial statements, these shares have not been issued and have been classified as common stock to be issued on the balance sheet.

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

Pursuant to the terms of the agreement:

•	During the term of the agreement, the Company agrees to use its best efforts to market and promote the Website.
•	During the term of the agreement, the parties agree to divide the gross revenues generated by the Website such that sixty-two percent (62%) of all gross revenues generated by the Website shall be paid to the Company.
•	At any time during the term of the agreement and up to thirty (30) days following the expiration of the agreement, the Company shall have the exclusive option to acquire all of the assets related to the Website, including the website domain and intellectual property for a purchase price of five million dollars ($5,000,000). Such purchase price may, at the Company’s sole option, be paid by issuance of shares of common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the market price of the Company’s common stock at the time of the closing of the purchase transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (“MeAndMic”, the “website”). In consideration for this license we will issue to GT 91,200,000 shares of our common stock.

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

Additionally, we have looked at other likely parties for contest services. We have found interest from radio stations, musical theatre groups, media outlets and other groups in becoming the platform to host and run online singing contests. In most cases these would be free entry based contests serving as a promotional medium for these groups, while MeAndMic.com would charge a base fee plus per entry fee over a given cap.

Advertising and Promotional Services

Although advertising streams will not initially be relied on,we intend to have a number of advertising service initiatives that warrant mentioning.

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

Competition

MeAndMic’s 3 major online karaoke direct competitors are:

•	SingSnap.com – Ottawa, Canada
•	Red Karaoke – Madrid, Spain
•	Karaoke Channel – USA

SingSnap.com

SingSnap.com is the largest in terms of user base and song selection, and the most established in terms of how long they have been active. SingSnap.com boasts over 100,000 members, and thousands of song selections. Their record and playback system is the closest to what MeAndMic will be in terms of functionality and look, and their “community” consists of a rolling live streaming chat, forum, blog, and guestbook. SingSnap.com hosts theme based contests, and allows users to host their own contests as well. They market mostly through membership e-mails.

Red Karaoke

The second largest in terms of user base, song selection and how long they have been active is Red Karaoke (Red). While SingSnap’s look and functionality have not changed much in the last 5 years, Red has continued to develop and grow. Originally, Red was an all MIDI (keyboard rendition) site with the lyrics displayed as a static document similar to a word document. Since then they have expanded to a dynamic karaoke machine style display and added instrumental mp3 versions of the songs for paid users. Their download system is both a paid song by song purchase and membership access, using Paypal as their commerce system. Red is the only one of the 3 to implement a Facebook application, and has dedicated its marketing structure to that.

Karaoke Channel

Karaoke Channel is the newest of the 3 main competitors, and has been growing in interest since its launch. It was built to complement its television based sing along karaoke service, and functions much the same. They offer close to 8,000 songs. Karaoke Channel is the only one of the three to sell merchandise (i.e. logoed microphones) and have a dedicated e-commerce system. They are also partnered with the KWC USA.

Plan of Operations

We plan to market directly to the 18-54 female target demographic through advertising on social media and radio, and associating with Karaoke Jocks (KJs). With respect to social media and radio advertising, we plan to encourage people to join MeAndMic.com by promoting a contest on the website, the winner of which will receive a $1,000 prize.

  Social Media: Social media advertising will consist primarily of Facebook advertising. The advertising ads would only go to people who were not friends or fans of MeAndMic.com. In addition to Facebook advertising, we would also continue to utilize our YouTube, Google+, Hi5!, Nexopia, and Friendster accounts. We anticipate that the cost of the social media advertising, including the $1,000 cash prize, would be approximately $5,000 for one month of advertising.
  Radio Advertising: Most large urban areas have radio stations that target our desired demographic. In order to maintain a steady level of promotion over the course of a month, we have determined that we would like to run approximately 240 thirty second commercials promoting the $1,000 prize for winning the karaoke contest. We anticipate that the cost of advertising, including the $1,000 cash prize, would be approximately $25,000 for one month of advertising.

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

Pursuant to the terms of the Agreement:

•	GT, Fletcher, and Watkins granted to us an exclusive world-wide license to access, use, market and promote the Internet website www.meandmic.com, which is owned and controlled by GT (the “Website”), and to use all patents, trademarks, copyrights, inventions, trade secrets, and know-how related to or comprising the Website (the “GT Intellectual Property”) in furtherance of such activities.
•	In consideration for the rights granted to us we shall issue and deliver to GT 91,200,000 shares of our common stock.
•	GT shall be responsible for the continuing operation of the Website and all costs and expenses necessarily incurred therein. Additionally, GT shall continue to maintain and operate the Website and shall prepare and administer all updates, programming changes, and all necessary maintenance and upgrades of the servers and other hardware necessary for its continued operation.
•	During the term of the Agreement, we agree to use our best efforts to market and promote the Website and give such assistance, advice and consultation to GT concerning development and improvement of the Website as we are able. All Intellectual Property developed by GT, Fletcher, Watkins, GKNI or their affiliates during the term of the Agreement relating directly to the Website shall be the sole and exclusive property of GT, but shall be included within the scope of the license granted hereunder to us.
•	During the term of the Agreement, the Parties agree to divide the gross revenues generated by the Website such that:
•	twenty percent (20%) of all gross revenues shall be retained by GT;
•	eighteen percent (18%) of all gross revenues shall be paid to Far East; and
•	sixty-two percent (62%) of all gross revenues shall be paid to us.

“Gross revenue” as used herein shall mean all revenue generated by the Website, less any required payments to music publishers and providers. In the case of contests or similar events featuring revenue sharing amongst the participants, “gross revenue” as used herein shall refer only to GT’s allocated share of entry fees or other revenue from such contests or similar events.

•	Within fifteen (15) business days following the end of each calendar quarter after the date of the Agreement, GT shall provide us and Far East with statements showing the gross revenue generated by the website during the preceding quarter. Within ten (10) business days following GT’s production of such quarterly statements, GT shall disburse to us our sixty-two percent (62%) share of such gross revenues and shall disburse to Far East its eighteen percent (18%) share of such gross revenues.
•	All current and future independent contractors of GT shall, during the term of the Agreement, continue to be deemed solely the independent contractors of GT. GT shall continue to have the sole and exclusive responsibility and liability for making all reports and contributions, withholdings, payments and taxes to be collected, withheld, made and paid with respect to its current and future independent contractors and employees, whether pursuant to any social security, unemployment insurance, worker’s compensation law or other federal, state or local law now in force and effect hereafter enacted.
•	During the term of the Agreement and for a period of two (2) years after any termination of the Agreement, GT, Fletcher, and Watkins shall not, anywhere in the world, directly or indirectly invest in, own, manage, operate, finance, control, advise, render services to or guarantee the obligations of any person engaged in or planning to become engaged in the same or a substantially similar business as that conducted or proposed to be conducted through the Website, provided, however, that GT, Fletcher, and Watkins may purchase or otherwise acquire up to (but not more than) five percent (5%) of any class of the securities of any person (but may not otherwise participate in the activities of such person) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Exchange Act.
8

•	At any time during the term of the Agreement and up to thirty (30) days following the expiration of the Agreement, we shall have the exclusive option to acquire all of the assets related to the Website, including the Website and the GT Intellectual Property for a purchase price of five million dollars ($5,000,000). Such purchase price may, at our sole option, be paid by issuance to GT of shares of our common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the Market Price (as defined herein) of our common stock at the time of the closing of the purchase transaction.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2012 and 2011 and the Period from Inception (September 10, 2007) until December 31, 2012

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plans. Except as where otherwise provided, detailed below are the results from our continuing operations.

We reported no revenue for the three and six months ended December 31, 2012 and December 31, 2011 and from our inception on September 10, 2007 through December 31, 2012.

Our operating expenses from our continuing operations for the three months ended December 31, 2012 and December 31, 2011 were $22,317 and $26,307. The expenses for the three months ended December 31, 2012 consisted of professional fees of $18,563 and general and administrative expenses of $3,754. The expenses for the three months ended December 31, 2011 consisted of professional fees of $23,282 and general and administrative expenses of $3,025. We suffered a net loss of $22,317 and $26,307 from our continuing operations for the three months ended December 31, 2012 and December 31, 2011, respectively.

Our operating expenses from our continuing operations for the six months ended December 31, 2012 and December 31, 2011 were $38,603 and $54,776, respectively. The expenses for the six months ended December 31, 2012 consisted of professional fees of $34,196 and general and administrative expenses of $4,407. The expenses for the six months ended December 31, 2011 consisted of professional fees of $50,442 and general and administrative expenses of $4,334. We suffered a net loss of $38,603 and $54,776 from our continuing operations for the six months ended December 31, 2012 and December 31, 2011, respectively.

Our operating expenses from our inception on September 10, 2007 through December 31, 2012, were $332,856. The expenses since our inception on September 10, 2007 through December 31, 2012 have consisted of professional fees of $323,629 and general and administrative expenses of $9,227. We have suffered a net loss of $332,856 from our continuing operations from our inception on September 10, 2007 through December 31, 2012.

As of December 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing in order to construct, market and promote the website. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $58. Our total current liabilities as of December 31, 2012 were $122,189. We had a working capital deficit of $122,131 as of December 31, 2012.

Financing Activities consisted of proceeds from related party loans of $43,600 for the six months ended December 31, 2012.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through revenues generated by operation of the website and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Based upon that evaluation, including our Chief Executive Officer/Principal Financial and Accounting Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	February 19, 2013

/s/ Jason Sakowski
By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

