Form 10-Q
period 2013-03-31
Global Karaoke Network, Inc.
filed 2013-05-20
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,440,000 as of May 20, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012;
F-2	Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and period from September 10, 2007 (Inception) to March 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and period from September 10, 2007 (Inception) to March 31, 2013 (unaudited);
F-4	Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	March 31,	June 30,
	2013	2012
CURRENT ASSETS	(Unaudited)

Cash	$176	$637

Total Current Assets	176	637

Intangible assets, net	1,878	2,218

TOTAL ASSETS	$2,054	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$59,456	$59,393
Loan payable - related party	73,800	25,000

Total Current Liabilities	133,256	84,393

TOTAL LIABILITES	133,256	84,393

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 469,440,000 shares issued and outstanding	4,694	4,694
Common stock to be issued, 91,200,000 shares	912	912
Additional paid-in capital	380,767	380,767
Deficit accumulated during the development stage	(517,575)	(467,911)

Total Stockholders' Deficit	(131,202)	(81,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,054	$2,855

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations (unaudited)

					From Inception
					on September 10,
	Three Months Ended		Nine Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	10,813	13,783	45,010	64,225	334,443
General and administrative	248	160	4,654	4,494	9,474

Total Operating Expenses	11,061	13,943	49,664	68,719	343,917

OPERATING LOSS	(11,061)	(13,943)	(49,664)	(68,719)	(343,917)

LOSS FROM CONTINUING OPERATIONS	(11,061)	(13,943)	(49,664)	(68,719)	(343,917)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	(3,254)	(173,658)

NET LOSS	$(11,061)	$(13,943)	$(49,664)	$(71,973)	$(517,575)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	560,640,000	469,440,000	560,640,000	469,440,000

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

			From Inception
			on September 10,
	Nine Months Ended		2007 Through
	March 31,		March 31,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(49,664)	$(71,973)	$(517,575)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization expense	340	—	390
Changes in operating assets and liabilities:
Accounts payable	63	53,057	59,456
Net Cash Used in Continuing Operating Activities	(49,261)	(18,916)	(457,729)
Net Cash Provided by Discontinued Operating Activities	—	1,094	279,461

INVESTING ACTIVITIES

Cash included in the sale of discontinued operations	—	(364)	(364)
Net Cash Used in Continuing Investing Activities	—	(364)	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)

FINANCING ACTIVITIES

Proceeds from loan payable - related party	48,800	16,000	73,800
Net Cash Provided by Continuing Financing Activities	48,800	16,000	73,800
Net Cash Provided by Discontinued Financing Activities	—	660	106,231

NET (DECREASE) INCREASE IN CASH	(461)	(1,526)	176
CASH AT BEGINNING OF PERIOD	637	1,864	—

CASH AT END OF PERIOD	$176	$338	$176

SUPPLEMENTAL DISCLOSURES OF
NON CASH INVESTING ACTIVITY:

Gain on sale of subsidiaries	$—	$—	$364,357
Common stock issued for license	—	—	912

The accompanying notes are an integral part of these financial statements.

GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, results of operations, and cash flows at March 31, 2013 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2012, filed on December 31, 2012. The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through March 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Additionally, management is unsure at this time if it is going to continue to develop the MeandMic.com website. If management determines that it is not in the Company’s best interest to continue developing the website, the Company’s business plan may change. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $517,575 and has a working capital deficiency of $133,080. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset is comprised of the following on March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
License Agreement	$2,268	$2,268
Accumulated Amortization	(390)	(50)
Intangible Asset, Net	$1,878	$2,218

Amortization expense for the nine months ended March 31, 2013 and 2012 was $340 and $0, respectively.  The Company’s future estimated amortization for the above intangible assets is as follows:

Year	Amortization
2013	$114
2014	454
2015	454
2016	454
2017	402
Total	$1,878

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

In accordance with ASC 205, “Presentation of Financial Statements”, all results of operations related to the subsidiaries have been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. The statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

Loss from discontinued operations consisted of the following for the nine months ended March 31, 2013 and 2012 and the period from inception through March 31, 2013:

			From Inception
	For the Nine Months Ended		2007 Through
	March 31,		March 31,
	2013	2012	2012

Revenues from discontinued operations	$—	$—	$8,523

OPERATING EXPENSES
Professional fees	—	1,738	57,733
General and administrative	—	422	109,852
Total operating expenses of discontinued operations	—	2,160	167,585

OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	—	(1,094)	(14,700)
Total other income and expenses of discontinued operations	—	(1,094)	(14,596)

Loss from discontinued operations	$—	$(3,254)	$(173,658)

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company’s sole officer and director. Loan payable – related party total $73,800 and $25,000 as of March 31, 2013 and June 30, 2012, respectively. The amounts do not bear interest, are due on demand, and are unsecured.

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

Common Stock

On May 21, 2012, the Company entered into a license and revenue sharing agreement whereby it agreed to issue 91,200,000 shares of common stock for (see Note 8). The shares were valued at $2,268 based on the estimated fair market value of the shares on the date of issuance. As of the date of issuance of these financial statements, the shares have not been issued and have been classified as common stock to be issued on the balance sheet.

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

Pursuant to the terms of the Agreement:

- During the term of the agreement, the Company agrees to use its best efforts to market and promote the Website.

- During the term of the agreement, the parties agree to divide the gross revenues generated by the Website such that sixty-two percent (62%) of all gross revenues generated by the Website shall be paid to the Company.

- At any time during the term of the Agreement and up to thirty (30) days following the expiration of the agreement, the Company shall have the exclusive option to acquire all of the assets related to the Website, including the website domain and intellectual property for a purchase price of five million dollars $5,000,000. Such purchase price may, at the Company’s sole option, be paid by issuance of shares of common stock having a value of $5,000,000. The value per share issued in payment of such purchase price shall be deemed to be twenty-five percent (25%) of the market price of the Company’s common stock at the time of the closing of the purchase transaction.

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

The website MeAndMic.com has been partially constructed. It was anticipated that when it was complete that it would provide immediate access to online karaoke with access to a wide range of songs for all generations and also serve as a representative for the Karaoke World Champions (KWC). At this point in time, management is unsure if it is going to continue to develop the website beyond the preliminary steps it has taken to date. If management determines it is not in our best interest to continue developing the website, then our business plan will likely change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2012 and the Period from Inception (September 10, 2007) until March 31, 2013

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC and our prior business plans. Except as where otherwise provided, the results from our continuing operations are detailed below.

We reported no revenue for the three and nine months ended March 31, 2013 and March 31, 2012 and from our inception on September 10, 2007 through March 31, 2013.

Our operating expenses from our continuing operations for the three months ended March 31, 2013 and March 31, 2012 were $11,061 and $13,943, respectively. The expenses for the three months ended March 31, 2013 consisted of professional fees of $10,813 and general and administrative expenses of $248. The expenses for the three months ended March 31, 2012 consisted of professional fees of $13,783 and general and administrative expenses of $160. We suffered a net loss of $11,061 and $13,943 from our continuing operations for the three months ended March 31, 2013 and March 31, 2012, respectively.

Our operating expenses from our continuing operations for the nine months ended March 31, 2013 and March 31, 2012 were $49,664 and $68,719, respectively. The expenses for the nine months ended March 31, 2013 consisted of professional fees of $45,010 and general and administrative expenses of $4,654. The expenses for the nine months ended March 31, 2012 consisted of professional fees of $64,225 and general and administrative expenses of $4,494. We suffered a net loss of $49,664 and $68,719 from our continuing operations for the nine months ended March 31, 2013 and March 31, 2012, respectively.

Our operating expenses from our inception on September 10, 2007 through March 31, 2013, were $343,917. The expenses since our inception on September 10, 2007 through March 31, 2013 have consisted of professional fees of $334,443 and general and administrative expenses of $9,474. We have suffered a net loss of $343,917 from our continuing operations from our inception on September 10, 2007 through March 31, 2013.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing in order to construct, market and promote the website. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $176. Our total current liabilities as of March 31, 2013 were $133,256. We had a working capital deficit of $133,080 as of March 31, 2013.

Financing Activities consisted of proceeds from related party loans of $48,800 for the nine months ended March 31, 2013.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

Date:	May 20, 2013

/s/ Jason Sakowski
By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

