Form 10-K
period 2013-06-30
Global Karaoke Network, Inc.
filed 2013-10-15
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-169346

Anchorage International Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Southeast Parkway Ct., Suite 210, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (615) 495-8494
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,152,960

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 938,880,000 shares as of October 15, 2013.

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

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd. (“Far East”) (the “Agreement”) for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com (“MeAndMic”, the “website”). In consideration for this license we agreed to issue to GT 182,400,000 shares of our common stock. This contract was ultimately abandoned by both parties prior to the issuance of the foregoing shares.

The parties abandoned the contract because our inability to raise sufficient funds for the business plan anticipated by the contract raised doubts as to the website’s commercial viability. As a result of this abandonment, management has been evaluating alternative business opportunities. As we will no longer be pursuing our prior business plan, we filed an amendment to our Certificate of Incorporation on August 26, 2013 changing our name to Anchorage International Holdings, Corp. The foregoing amendment is discussed in more detail in Item 9B of this filing.

Our Business

We have abandoned the contract for the website MeAndMic.com. Management is currently evaluating alternative business opportunities.

Item 2. Properties

We do not currently own or lease any property. Our sole officer and director, Jason Sakowski, provides us office space at 101 Southeast Parkway Ct., Suite 210, Franklin, TN 37064, free of charge.

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

The following tables set forth the range of high and low prices for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	0.02	0.0055
March 31, 2013	0.02	0.011
December 31, 2012	0.0355	0.016
September 30, 2012	0.07	0.028
Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	0.115	0.0475
March 31, 2012	0.15	0.055
December 31, 2011	0.175	0.075
September 30, 2011	0.175	0.10

On October 12, 2013, the last sales price per share of our common stock was $0.026.

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

Holders of Our Common Stock

As of October 9, 2013, we had 938,880,000 shares of our common stock issued and outstanding, held by three (3) shareholders of record.

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

Recent Sales of Unregistered Securities

On May 21, 2012, we entered into a license and revenue sharing agreement with GT Entertainment, Ltd., a British Columbia company (“GT”), Martin Fletcher, Mark Watkins and Far East Global Trading Ltd.  Under the agreement, we agreed to issue 182,400,000 shares of common stock to GT in exchange for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. We did not engage in any general solicitation or advertising. The shares were to be issued pursuant to Section 4(2) of the Securities Act of 1933 and would have been restricted shares as defined in the Securities Act.  These shares were ultimately not issued as the agreement was abandoned by both parties.

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

Plan of Operations.

We have abandoned the contract for the website MeAndMic.com. Management is currently evaluating alternative business opportunities.

Results of Operations for the Years Ended June 30, 2013 and 2012 and the period from Inception on September 10, 2007 through June 30, 2013.

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, and the abandonment of the contract for the website MeAndMic.com, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC, the license agreement to operate the website MeAndMic.com and our prior business plans. Detailed below are the results from our continuing operations.

Our revenue reported for the years ended June 30, 2013 and June 30, 2012 and from our inception on September 10, 2007 through June 30, 2013, was $0, $0 and $0, respectively.

Our operating expenses for the years ended June 30, 2013 and June 30, 2012 and from our inception on September 10, 2007 through June 30, 2013, were $50,737, $71,493 and $335,907, respectively. The expenses for the years ended June 30, 2013 consisted of professional fees of $48,391 and general and administrative expenses of $2,346. The expense for the year ended June 30, 2012 consisted of professional fees of $66,673 and general and administrative expenses of $4,820. The expenses since our inception on September 10, 2007 through June 30, 2013 have consisted of professional fees of $328,741 and general and administrative expenses of $7,166. We recorded a net loss from continuing operations of $50,737 for the year ended June 30, 2013, $71,493 for the year ended June 30, 2011 and $335,907 from our inception on September 10, 2007 through June 30, 2013.

As of June 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As a result of the abandonment of the contract for the MeAndMic.com website, we are currently evaluating alternative business plans. At such time as we decide upon an alternative business plan, we hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $0. Our total current liabilities as of June 30, 2013 were $143,488. We had a working capital deficit of $143,488 as of June 30, 2013.

Financing Activities consisted primarily of proceeds from related party loans of $67,740.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $529,861 from our inception on September 10, 2007 through June 30, 2013 and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-3	Balance Sheets as of June 30, 2013 and 2012;
F-4	Statements of Operations for the years ended June 30, 2013 and 2012;
F-5	Statement of Stockholders’ Deficit for the years ended June 30, 2013 and 2012;
F-6	Statements of Cash Flows for the years ended June 30, 2013 and 2012;
F-7	Notes to Financial Statements

To the Board of Directors of
Anchorage International Holdings Corp. (fka Global Karaoke Network, Inc.)

We have audited the accompanying balance sheets of Anchorage International Holdings Corp. (which was formerly known as Global Karaoke Network, Inc. and prior to that Republik Media and Entertainment, LTD.) (the “Company”) (a development stage company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from September 10, 2007 (date of inception) through June 30, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from September 10, 2007 (date of inception) to June 30, 2010 were audited by other auditors whose report dated September 28, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global Karaoke Network, Inc. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, and for the period from September 10, 2007 (date of inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has not established a source of revenues to cover its operating costs. As such, it has incurred operating losses since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

October 15, 2013

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Anchorage International Holdings, Corp.
(fka Global Karaoke Network, Inc.)

(fka Republik Media and Entertainment, LTD.)

(A Development Stage Company)

We have audited the statements of operations (not presented separately herein), stockholders’ equity (deficit) and cash flows (not presented separately herein) of Anchorage International Holdings, Inc. (which was formerly known as Global Karaoke Network, Inc. and prior to that Republik Media and Entertainment, LTD.) (A Development Stage Company) since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity (deficit) and cash flows of Anchorage International Holdings, Inc. (which was formerly known as Global Karaoke Network, Inc. and prior to that Republik Media and Entertainment, LTD.) (A Development Stage Company) since inception on September 10, 2007 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
ASSETS	2013	2012
CURRENT ASSETS
Cash	$—	$637
Total Current Assets	—	637
Asset of discontinued operations	—	2,218
TOTAL ASSETS	$—	$2,855
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$50,736	$59,393
Bank overdraft	12	—
Loan payable - related party	92,740	25,000
Total Current Liabilities	143,488	84,393
TOTAL LIABILIITES	143,488	84,393
STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 938,880,000 shares issued and outstanding	9,388	9,388
Common stock to be issued, 0 and 182,400,000 shares, respectively	—	1,824
Additional paid-in capital	376,985	375,161
Deficit accumulated during the development stage	(529,861)	(467,911)
Total Stockholders' Deficit	(143,488)	(81,538)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$2,855

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Operations

			From Inception
			on September 10,
	For the Year Ended	For the Year Ended	2007 through
	June 30,	June 30,	June 30,
	2013	2012	2013
REVENUES	$-	$ -	$-
OPERATING EXPENSES
Professional fees	48,391	66,673	328,741
General and administrative	2,346	4,820	7,166
Total Operating Expenses	50,737	71,493	335,907
OPERATING LOSS	(50,737)	(71,493)	(335,907)
LOSS FROM CONTINUING OPERATIONS	(50,737)	(71,493)	(335,907)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(11,213)	(12,337)	(193,954)
NET LOSS	$(61,950)	$(83,830)	$(529,861)
BASIC AND DILUTED LOSS PER COMMON SHARE - CONTINUING AND DISCONTINUED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,121,280,000	958,869,042

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

 (A Development Stage Company)

Statements of Stockholders' Deficit

						Deficit
						Accumulated
	Common	Common	Common Stock	Common Stock	Additional	During the	Total
	Stock	Stock	to be Issued	to be Issued	Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, at inception September 10, 2007	—	$—	—	$—	$—	$—	$—
Common stock issued to acquire subsidiary	777,600,000	7,776	—	—	(14,908)	—	(7,132)
Common stock issued for cash	161,280,000	1,612	—	—	25,268	—	26,880
Net loss from inception through June 30, 2008	—	—	—	—	—	(81,194)	(81,194)
	938,880,000	9,388	—	—	10,360	(81,194)	(61,446)
Net loss for the year ended June 30, 2009	—	—	—	—	—	(104,186)	(104,186)
	938,880,000	9,388	—	—	10,360	(185,380)	(165,632)
Net loss for the year ended June 30, 2010	—	—	—	—	—	(104,164)	(104,164)
	938,880,000	9,388	—	—	10,360	(289,544)	(269,796)
Net loss for the year ended June 30, 2011	—	—	—	—	—	(94,537)	(94,537)
	938,880,000	9,388	—	—	10,360	(384,081)	(364,333)
Forgiveness of debt to related party	—	—	—	—	364,357	—	364,357
Common stock issued for license agreement	—	—	182,400,000	1,824	444	—	2,268
Net loss for the year ended June 30, 2012	—	—	—	—	—	(83,830)	(83,830)
	938,880,000	$9,388	182,400,000	$1,824	$375,161	$(467,911)	$(81,538)
Cancellation of common stock for license agreement	—	—	(182,400,000)	(1,824)	1,824	—	—
Net loss for the year ended June 30, 2013	—	—	—	—	—	(61,950)	(61,950)
Balance, June 30, 2013	938,880,000	$9,388	—	$—	$376,985	$(529,861)	$(143,488)

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			on September 10,
	For the Year Ended	For the Year Ended	2007 through
	June 30,	June 30,	June 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(61,950)	$(83,830)	$(529,861)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization expense	453	50	503
Changes in operating assets and liabilities:
Accounts payable	(8,657)	56,163	50,736
Net Cash Used in Continuing Operating Activities	(70,154)	(27,617)	(478,622)
Net Cash Provided by Discontinued Operating Activities	1,765	1,094	281,226
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	—	(364)	(364)
Net Cash Used in Continuing Investing Activities	—	(364)	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	67,740	25,000	92,740
Bank overdraft	12	—	12
Net Cash Provided by Continuing Financing Activities	67,752	25,000	92,752
Net Cash Provided by Discontinued Financing Activities	—	660	106,231
NET DECREASE IN CASH	(637)	(1,227)	—
CASH AT BEGINNING OF PERIOD	637	1,864	—
CASH AT END OF PERIOD	$—	$637	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$—	$364,357	$364,357
(Cancellation of) common stock to be issued for license	$(1,824)	$1,824	$—

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Anchorage International Holdings Corp. (the “Company”) was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducted business through its two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

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

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive worldwide license to access, use, market and promote the Internet website MeAndMic.com as (the “Agreement”) further discussed in Note 8.

Effective August 26, 2013, the Company's name was changed to "Anchorage International Holdings Corp." Contemporaneously with the name change, the Company decided to stop pursuing its former business plans and agreed to a contract termination of its license and revenue sharing agreement related to the website MeAndMic.com. The Company is currently evaluating alternative business plans.

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 2013 and 2012.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable and loans payable – related party approximate their fair market value based on the short-term maturity of these instruments.

Valuation of Intangible Asset

Definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended June 30, 2013, the parties to the Agreement abandoned the contract, resulting in impairment of the related license. Therefore, the Company realized an impairment expense of $1,765 for the year ended June 30, 2013. There was no impairment recorded for the year ended June 30, 2012.

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

The Company applies the provisions of ASC 740-10-05, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2013 and 2012.

Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. Common shares to be issued of 182,400,000 have been included in the computation of basic and fully diluted loss per share as of June 30, 2012 as if they had been issued on May 21, 2012, in connection with the acquisition of the license agreement as discussed in Note 8. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013 or 2012.

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

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $529,861 and has a working capital deficiency of $143,488. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – DISCONTINUED OPERATIONS

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

On August 26, 2013, the Company made the decision to abandon the contract for the website MeAndMic.com. The operation pertaining to this business plan has been discontinued, and the related operating results have been reflected as discontinued operations.

In accordance with ASC 205, “Presentation of Financial Statements”, all results of operations related to the subsidiaries and the contract for the website MeAndMic.com, have been reclassified to loss from discontinued operations. Historical operations related to discontinued operations have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. The statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

Asset of discontinued operations consisted of the following as of June 30, 2013 and 2012:

	June 30,	June 30,
	2013	2012
Intangible asset	$—	$2,218
Asset of discontinued operations	$—	$2,218

Loss from discontinued operations consisted of the following for the years ended June 30, 2013 and 2012:

			From Inception
			on September 10,
	For the Year Ended	For the Year Ended	2007 Through
	June 30,	June 30,	June 30,
	2013	2012	2013
Revenues from discontinued operations	$—	$—	$8,523
OPERATING EXPENSES
Professional fees	5,899	10,821	72,715
General and administrative	3,549	422	113,401
Impairment of intangible asset	1,765	—	1,765
Total operating expenses of discontinued operations	11,213	11,243	187,881
OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	—	(1,094)	(14,700)
Total other income and expense from discontinued operations	—	(1,094)	(14,596)
LOSS FROM DISCONTINUED OPERATIONS	$(11,213)	$(12,337)	$(193,954)

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset was comprised of the following on June 30, 2013 and 2012:

	2013	2012
License Agreement	$2,268	$2,268
Accumulated Amortization	(503)	(50)
	1,765	2,218
Impairment of License Agreement	(1,765)	—
Intangible Assets, Net	$—	$2,218

Amortization expense for the years ended June 30, 2013 and 2012, was $453 and $50, respectively.

The parties to the Agreement abandoned the contract, resulting in the impairment of the intangible asset. As a result of this, the Company realized an impairment expense on the intangible asset of $1,765 for the year ended June 30, 2013, which is included in discontinued operations. There was no impairment recorded for the year ended June 30, 2012.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company's sole officer and director. Loan payable – related party totals $92,740 and $25,000 as of June 30, 2013 and 2012, respectively. The loan does not bear interest, is due on demand and is unsecured.

During the years ended June 30, 2013 and 2012, office space was provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Stock Split

Effective August 3, 2011, the Company’s board of directors and a majority of the Company’s stockholders approved a 90 for 1 forward split of the Company’s common stock.

Effective August 11, 2013, the Company’s board of directors and a majority of the Company’s stockholders approved a 2 for 1 forward split of the Company’s common stock.

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

The Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized common stock of the Company from 1,000,000,000 shares to 2,000,000,000 shares.

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

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

Issuances of Common Stock

On May 21, 2012, the Company entered into a license and revenue sharing agreement whereby it agreed to issue 182,400,000 shares of common stock. The shares were valued at $2,268 based on estimated fair market value of the shares on the date of issuance. Effective August 26, 2013, the agreement was terminated and the related shares will not be issued.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes was $-0- for both of the years ended June 30, 2013 and 2012, since the Company incurred taxable losses and deferred tax assets recognized are offset by a full valuation allowance in each fiscal year.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management's opinion, it is uncertain whether the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”).

At June 30, 2013, the Company has available $529,861 of NOLs which expire in various years beginning in 2028 and carrying forward through 2033.

As discussed in Note 3 to these financial statements, a change in ownership of more than 50% occurred during the year ended June 30, 2012. Therefore, the annual utilization of the Company’s NOLs is subject to certain limitations under Section 382 of the Internal Revenue Code, as amended and other limitations under State tax laws. The Company is currently in the process of analyzing and calculating these limitations.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2013 and 2012 were as follows:

	2013	2012
Cumulative NOL	$529,861	$467,420
Deferred Tax assets:
Net operating loss carry forwards	206,646	182,485
Valuation allowance	(206,646)	(182,485)
	$—	$—

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	2013	2012
Income tax benefit at U. S. federal statutory rates:	$(24,161)	$(32,694)
Change in valuation allowance	24,161	32,694
	$—	$—

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2013, 2012, and 2011 are subject to examination by federal and state tax authorities.

NOTE 8 – SIGNIFICANT AGREEMENTS

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. In consideration for this license the Company agreed to issue 182,400,000 shares of common stock, which have not been issued. The license was valued at $2,268 per share based on the estimated fair market value of the shares on the date of issuance.

The parties to the Ageeement abandoned the contract. As a result, the 182,400,000 shares of common stock will not be issued and the license was fully impaired.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2013.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Principal Financial and Accounting Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer who also serves as our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer who also serves as our Principal Financial and Accounting Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

On August 26, 2013, we filed an amendment to our Certificate of Incorporation (the “Amendment”). The Amendment had the following effect:

·	It changed our name to Anchorage International Holdings, Corp.
·	Each share of our common stock was subject to a two for one (2:1) forward split with all fractional shares rounded to the nearest whole share; and
·	Increased the number of authorized common shares from 1,000,000,000 to 2,000,000,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 9, 2013.

Name	Age	Position(s) and Office(s) Held
Jason Sakowski	38	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Code of Ethics

As of June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2012 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Sakowski, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2013.

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

The table below summarizes all compensation of our directors as of June 30, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 15, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
	Jason Sakowski 101 Southeast Parkway Ct., Suite 210 Nashville, TN 37212	Common Stock	777,600,000	82.82%

Total of All Directors and Executive Officers:		Common Stock	777,600,000	82.82%

More Than 5% Beneficial Owners:
	Alpco 440 East 400 South Salt Lake City, UT 84111	Common Stock	72,650,000	7.74%

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

During the year ended June 30, 2013, we borrowed $67,740 from our sole officer and director. The amounts do not bear interest, are due on demand, and are unsecured.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$21,200	$0	$0	$0
2012	$24,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
3.3	Certificate of Amendment(3)
3.4	Certificate of Amendment(4)
3.5 3.6	Certificate of Amendment(5) Certificate of Amendment
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2008.
(3)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on June 22, 2011.
(4)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on August 4, 2011.
(5)	Incorporated by reference to the 8K filed with the Securities and Exchange Commission on June 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL KARAOKE NETWORK, INC.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	October 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jason Sakowski
Jason Sakowski
Title:	President, Chief Executive Officer, and Director
Date:	October 15, 2013

