Form 10-Q
period 2013-09-30
Anchorage International Holdings Corp.
filed 2013-11-14
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Anchorage International Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Southwast Parkway, Suite 2010, Nashville, TN 37064
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 938,880,000 as of November 11, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013;
F-2	Statements of Operations for the three months ended September 30, 2013 and 2012 and period from September 10, 2007 (Inception) to September 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and period from September 10, 2007 (Inception) to September 30, 2013 (unaudited);
F-4	Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Balance Sheets

ASSETS	September 30, 2013	June 30, 2013
CURRENT ASSETS	(Unaudited)
Cash	$5	$—
Total Current Assets	5	—
TOTAL ASSETS	$5	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$51,816	$50,736
Bank overdraft	—	12
Loan payable - related party	94,490	92,740
Total Current Liabilities	146,306	143,488
TOTAL LIABILITIES	146,306	143,488
STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized, 938,880,000 shares issued and outstanding	9,388	9,388
Additional paid-in capital	376,985	376,985
Deficit accumulated during the development stage	(532,674)	(529,861)
Total Stockholders' Deficit	(146,301)	(143,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5	$—

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,		From Inception on September 10, 2007 Through September 30,
	2013	2012	2013
REVENUES	$—	$—	$—
OPERATING EXPENSES
Professional fees	1,080	13,507	329,821
General and administrative	1,733	653	8,899
Total Operating Expenses	2,813	14,160	338,720
OPERATING LOSS	(2,813)	(14,160)	(338,720)
LOSS FROM CONTINUING OPERATIONS	(2,813)	(14,160)	(338,720)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(2,127)	(193,954)
NET LOSS	$(2,813)	$(16,287)	$(532,674)
BASIC AND DILUTED LOSS PER COMMON SHARE - CONTINUING AND DISCONTINUED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	938,880,000	1,121,280,000

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,		From Inception on September 10, 2007 Through September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(2,813)	$(16,287)	$(532,674)
Adjustments to Reconcile Net Loss to Net
Net Cash Used in Operating Activities:
Amortization expense	—	114	503
Changes in operating assets and liabilities:
Accounts payable	1,080	(24,366)	51,816
Net Cash Used in Continuing Operating Activities	(1,733)	(40,539)	(480,355)
Net Cash Provided by Discontinued Operating Activities	—	—	281,226
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	—	—	(364)
Net Cash Used in Continuing Investing Activities	—	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	1,750	40,000	94,490
Bank overdraft	(12)	—	—
Net Cash Provided by Continuing Financing Activities	1,738	40,000	94,490
Net Cash Provided by Discontinued Financing Activities	—	—	106,231
NET INCREASE (DECREASE) IN CASH	5	(539)	5
CASH AT BEGINNING OF PERIOD	—	637	—
CASH AT END OF PERIOD	$5	$98	$5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$—	$—	$364,357

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

September 30, 2013

NOTE 1 – THE COMPANY

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company's financial position, results of operations, and cash flows at September 30, 2013 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed on October 15, 2013. The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through September 30, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

September 30, 2013

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $532,674 and has a working capital deficiency of $146,301. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On August 26, 2013, the Company agreed to contract termination of its license and revenue sharing agreement related to the website MeAndMic.com. The operation pertaining to this business plan has been discontinued.

In accordance with ASC 205, “Presentation of Financial Statements,” all results of operations related to the subsidiaries and the license and revenue sharing agreement have been reclassified to loss from discontinued operations. Historical operations related to discontinued operations have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. The statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

September 30, 2013

Loss from discontinued operations consisted of the following for the three month periods ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013:

	For the Periods Ended September 30,		From Inception on September 10, 2007 Through September 30
	2013	2012	2013
Revenues from discontinued operations	$—	$—	$8,523
OPERATING EXPENSES
Professional fees	—	2,127	72,715
General and administrative	—	—	113,401
Impairment of intangible asset	—	—	1,765
Total operating expenses of discontinued operations	—	2,127	187,881
OTHER INCOME AND EXPENSES
Other income	—	—	104
Interest expense	—	—	(14,700)
Total other income and expense from discontinued operations	—	—	(14,596)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(2,127)	$(193,954)

NOTE 5 – INTANGIBLE ASSET

The Company’s intangible asset was comprised of the following on September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
	(Unaudited)
License Agreement	$—	$2,268
Accumulated Amortization	—	(503)
	—	1,765
Impairment of License Agreement	—	(1,765)
Intangible Assets, Net	$—	$—

Amortization expense for the three month periods ended September 30, 2013 and 2012, was $0 and $114, respectively.

The parties to the license and revenue sharing agreement terminated the contract, resulting in the impairment of the intangible asset. As a result of this, the Company realized an impairment expense on the intangible asset of $1,765 for the year ended June 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company's sole officer and director. Loan payable – related party totals $94,490 and $92,740 as of September 30, 2013 and June 30, 2013, respectively. The amounts do not bear interest, are due on demand and unsecured.

During the year, office space was provided by the Company’s sole officer and director. No rent is charged for the use of the space.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

September 30, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Split

Effective August 3, 2011, the Company’s board of directors and a majority of the Company’s stockholders approved a 90 for 1 forward split of the Company’s common stock.

Effective August 11, 2013, the Company’s board of directors and a majority of the Company’s stockholders approved a 2 for 1 forward split of the Company’s common stock.

All share figures and results are reflected in the Company’s financial statements on a post-split basis

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

Effective August 11, 2013, the Company's board of directors and a majority of the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized common stock of the Company from 1,000,000,000 shares to 2,000,000,000 shares.

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

The parties to the agreement abandoned the contract. As a result, the 182,400,000 shares of common stock will not be issued and the license was fully impaired.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2013 and 2012 and the Period from Inception (September 10, 2007) until September 30, 2013

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, and the abandonment of the contract for the website MeAndMic.com, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC, the license agreement to operate the website MeAndMic.com and our prior business plans. Detailed below are the results from our continuing operations.

Our revenue reported for the three months ended September 30, 2013 and 2012 and from our inception on September 10, 2007 through June 30, 2013, was $0, $0 and $0, respectively.

Our operating expenses for the three months ended September 30, 2013 and September 30, 2012 and from our inception on September 10, 2007 through September 30, 2013, were $2,813, $14,160 and $338,720, respectively. The expenses for the three months ended September 30, 2013 consisted of professional fees of $1,080 and general and administrative expenses of $1,733. The expense for the three months ended September 30, 2012 consisted of professional fees of $13,507 and general and administrative expenses of $653. The expenses since our inception on September 10, 2007 through September 30, 2013 have consisted of professional fees of $329,821 and general and administrative expenses of $8,899. We recorded a net loss from continuing operations of $2,813 for the three months ended September 30, 2013, $14,160 for the three months ended September 30, 2014 and $338,720 from our inception on September 10, 2007 through September 30, 2013.

As of September 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As a result of the abandonment of the contract for the MeAndMic.com website, we are currently evaluating alternative business plans. At such time as we decide upon an alternative business plan, we hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $5. Our total current liabilities as of September 30, 2013 were $146,306. We had a working capital deficit of $146,301 as of September 30, 2013.

Financing Activities consisted of primarily of proceeds from related party loans of $1,750 for the three months ended September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anchorage International Holdings Corp.

Date:	November 14, 2013

/s/ Jason Sakowski
By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

