Form 10-Q
period 2013-12-31
Anchorage International Holdings Corp.
filed 2014-02-19
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 938,880,000 as of February 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013;
F-2	Statements of Operations for the three and six months ended December 31, 2013 and 2012 and period from September 10, 2007 (Inception) to December 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and period from September 10, 2007 (Inception) to December 31, 2013 (unaudited);
F-4	Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$64,959	$50,736
Bank overdraft	4	12
Loan payable - related party	114,490	92,740
Total Current Liabilities	179,453	143,488
TOTAL LIABILITIES	179,453	143,488
STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized, 938,880,000 shares issued and outstanding	9,388	9,388
Additional paid-in capital	376,985	376,985
Deficit accumulated during the development stage	(565,826)	(529,861)
Total Stockholders' Deficit	(179,453)	(143,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
					on September 10,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2007 Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Professional fees	32,967	22,279	34,047	31,067	362,788
General and administrative	185	3,025	1,918	4,407	9,084
Total Operating Expenses	33,152	25,304	35,965	35,474	371,872
OPERATING LOSS	(33,152)	(25,304)	(35,965)	(35,474)	(371,872)
LOSS FROM CONTINUING OPERATIONS	(33,152)	(25,304)	(35,965)	(35,474)	(371,872)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(1,003)	—	(3,129)	(193,954)
NET LOSS	$(33,152)	$(26,307)	$(35,965)	$(38,603)	$(565,826)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	938,880,000	560,640,000	938,880,000	560,640,000

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
			on September 10,
	Six Months Ended	Six Months Ended	2007 Through
	December 31,	December 31,	December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(35,965)	$(38,603)	$(565,826)
Adjustments to Reconcile Net Loss to Net Net Cash Used in Operating Activities:
Amortization expense	—	228	503
Changes in operating assets and liabilities:
Accounts payable	14,223	(5,804)	64,959
Net Cash Used in Continuing Operating Activities	(21,742)	(44,179)	(500,364)
Net Cash Provided by Discontinued Operating Activities	—	—	281,226
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	—	—	(364)
Net Cash Used in Continuing Investing Activities	—	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	21,750	43,600	114,490
Bank overdraft	(8)	—	4
Net Cash Provided by Continuing Financing Activities	21,742	43,600	114,494
Net Cash Provided by Discontinued Financing Activities	—	—	106,231
NET DECREASE IN CASH	—	(579)	—
CASH AT BEGINNING OF PERIOD	—	637	—
CASH AT END OF PERIOD	$—	$58	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$—	$—	$364,357

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

December 31, 2013

NOTE 1 – THE COMPANY

Nature of Business

Anchorage International Holdings Corp. (the "Company") was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. The Company conducted business through its two wholly-owned subsidiaries, MojoRepublik, LLC and LiveBrew.com, LLC. MojoRepublik, LLC, a wholly-owned subsidiary of the Company, was organized on June 14, 2007 in the State of Nevada. MojoRepublik, LLC was in the business of developing and promoting a website, www.mojorepublik.com. LiveBrew.com, LLC, a wholly-owned subsidiary of the Company, was organized on May 23, 2008 in the State of Nevada. LiveBrew.com, LLC was in the business of organizing and promoting live events.

As reported in the Form 8-K filed on August 4, 2011, effective August 3, 2011, and upon the prior approval of the Company’s board of directors and a majority of its shareholders, the Company’s corporate name was changed to "Global Karaoke Network, Inc." Contemporaneously with the name change, the Company decided to stop pursuing its former business plans.

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company's financial position, results of operations, and cash flows at December 31, 2013 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed on October 15, 2013. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through December 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

December 31, 2013

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $565,826 and has a working capital deficiency of $179,453 and is dependent on loans from its president to fund operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In accordance with ASC 205, "Presentation of Financial Statements," all results of operations related to the subsidiaries have been reclassified to loss from discontinued operations. Historical operations of the two subsidiaries have also been retroactively reclassified to loss from discontinued operations to be presented separately from results of operations from continuing operations. The statements of cash flows have been retroactively reclassified to separate cash flow activity into cash flows from continuing operations and cash flows from discontinued operations.

Loss from discontinued operations consisted of the following for the three and six month periods ended December 31, 2013 and 2012 and for the period from inception through December 31, 2013:

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on September 10, 2007 Through December 31,
	2013	2012	2013	2012	2013
Revenues from discontinued operations	$—	$—	$—	$—	$8,523
OPERATING EXPENSES
Professional fees	—	1,003	—	3,129	72,715
General and administrative	—	—	—		113,401
Impairment of intangible asset	—	—	—	—	1,765
Total operating expenses of discontinued operations	$—	$1,003	$—	$3,129	$187,881
OTHER INCOME AND EXPENSES
Other income	—	—	—	—	104
Interest expense	—	—	—	—	(14,700)
Total other income and expense from discontinued operations	—	—	—	—	(14,596)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(1,003)	$—	$(3,129)	$(193,954)

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

December 31, 2013

NOTE 5 – INTANGIBLE ASSET

The Company’s intangible asset was comprised of the following on December 31, 2013 and June 30, 2013:

	December 31, 2013 (unaudited)	June 30, 2013
License Agreement	$—	$2,268
Accumulated Amortization	—	(503)
	—	1,765
Impairment of License Agreement	—	(1,765)
Intangible Assets, Net	$—	$—

Amortization expense for the periods ended December 31, 2013 and 2012, was $0 and $228, respectively.

The parties to the license and revenue sharing agreement terminated the contract as of June 30, 2103, resulting in the impairment of the intangible asset. As a result of this, the Company realized an impairment expense on the intangible asset of $1,765 for the year ended June 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company's sole officer and director. Loan payable – related party totals $114,490 and $92,740 as of December 31, 2013 and June 30, 2013, respectively. The amounts do not bear interest, are due on demand and unsecured.

During the year, office space was provided by the Company’s sole officer and director. No rent is charged for the use of the space.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Splits

Effective August 3, 2011, the Company’s board of directors and a majority of the Company’s stockholders approved a 90 -for- 1 forward split of the Company’s common stock.

Effective August 11, 2013, the Company’s board of directors and a majority of the Company’s stockholders approved a 2 -for- 1 forward split of the Company’s common stock.

All share figures and results are reflected in the Company’s financial statements on a post-split basis.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

December 31, 2013

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

Issuances of Preferred Stock and Common Stock

On May 21, 2012, the Company entered into a license and revenue sharing agreement whereby it agreed to issue 182,400,000 shares of common stock. The shares were valued at $2,268 based on estimated fair market value of the shares on the date of issuance. Effective August 26, 2013, the agreement was terminated and the related shares were not issued.

NOTE 8 – SIGNIFICANT AGREEMENTS

On May 21, 2012, the Company entered into a license and revenue sharing agreement for an exclusive world-wide license to access, use, market and promote the Internet website MeAndMic.com. In consideration for this license, the Company had agreed to issue 182,400,000 shares of common stock. The license was valued at $2,268 per share based on the estimated fair market value of the shares on the date of issuance.

The parties to the agreement abandoned the contract. As a result, the 182,400,000 shares of common stock were not issued and the license was fully impaired.

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

The parties abandoned the contract because our inability to raise sufficient funds for the business plan anticipated by the contract raised doubts as to the website’s commercial viability. As a result of this abandonment, management has been evaluating alternative business opportunities. As we will no longer be pursuing our prior business plan, we filed an amendment to our Certificate of Incorporation on August 26, 2013 changing our name to Anchorage International Holdings Corp.

4

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2013 and 2012 and the Period from Inception (September 10, 2007) until December 31, 2013

As a result of the sale of MojoRepublik, LLC and LiveBrew.com, LLC, the entities under which we pursued our former business plans, and the abandonment of the contract for the website MeAndMic.com, our operations in the financial statements are now characterized between continuing operations and discontinued operations. The continuing operations reflect our current operations. The discontinued operations reflect the historical operations that we pursued under MojoRepublik, LLC and LiveBrew.com, LLC, the license agreement to operate the website MeAndMic.com and our prior business plans. Detailed below are the results from our continuing operations.

We reported no revenue for the three and six months ended December 31, 2013 and 2012 and from our inception on September 10, 2007 through December 31, 2013.

Our operating expenses for the three months ended December 31, 2013 and 2012 and from our inception on September 10, 2007 through December 31, 2013, were $33,152, $25,304 and $371,872, respectively. The expenses for the three months ended December 31, 2013 consisted of professional fees of $32,967 and general and administrative expenses of $185. The expenses for the three months ended December 31, 2012 consisted of professional fees of $22,279 and general and administrative expenses of $3,025. Our operating expenses from our continuing operations for the six months ended December 31, 2013 and December 31, 2012 were $35,965 and $35,474, respectively. The expenses for the six months ended December 31, 2013 consisted of professional fees of $34,047 and general and administrative expenses of $1,918. The expenses for the six months ended December 31, 2012 consisted of professional fees of $31,067 and general and administrative expenses of $4,407. We suffered a loss of $35,965 and $35,474 from our continuing operations for the six months ended December 31, 2013 and December 31, 2012, respectively. The expenses since our inception on September 10, 2007 through December 31, 2013 have consisted of professional fees of $362,788 and general and administrative expenses of $9,084. We incurred a net loss from continuing operations of $33,152 for the three months ended December 31, 2013, $25,304 for the three months ended December 31, 2012 and $371,872 from our inception on September 10, 2007 through December 31, 2013.

As of December 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As a result of the abandonment of the contract for the MeAndMic.com website, we are currently evaluating alternative business plans. At such time as we decide upon an alternative business plan, we hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $0. Our total current liabilities as of December 31, 2013 were $179,453. We had a working capital deficit of $179,453 as of December 31, 2013.

Cash used in continuing operating activities totaled $21,742 and was used to fund the loss for the period.

Financing Activities consisted primarily of proceeds from related party loans of $21,750 for the six months ended December 31, 2013.

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

5

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, are dependent on financing from our president, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include obtaining capital from management and significant shareholders and selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anchorage International Holdings Corp.

Date:	February 19, 2014

/s/ Jason Sakowski
By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

8