Form 10-Q
period 2014-03-31
Anchorage International Holdings Corp.
filed 2014-05-20
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Anchorage International Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Southwest Parkway, Suite 2010, Nashville, TN 37064
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 938,880,000 as of May 20, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013;
F-2	Statements of Operations for the three and nine months ended March 31, 2014 and 2013 and period from September 10, 2007 (Inception) to March 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and period from September 10, 2007 (Inception) to March 31, 2014 (unaudited);
F-4	Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	March 31, 2014	June 30, 2013
CURRENT ASSETS	(Unaudited)
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$71,578	$50,736
Bank overdraft	20	12
Loan payable - related party	114,630	92,740
Total Current Liabilities	186,228	143,488
TOTAL LIABILIITES	186,228	143,488
STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized, 938,880,000 shares issued and outstanding	9,388	9,388
Additional paid-in capital	376,985	376,985
Deficit accumulated during the development stage	(572,601)	(529,861)
Total Stockholders' Deficit	(186,228)	(143,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,		From Inception on September 10, 2007 Through March 31,
	2014	2013	2014	2013	2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Professional fees	6,620	9,080	40,667	40,147	369,408
General and administrative	155	(3,302)	2,073	1,104	9,239
Total Operating Expenses	6,775	5,778	42,740	41,251	378,647
OPERATING LOSS	(6,775)	(5,778)	(42,740)	(41,251)	(378,647)
LOSS FROM CONTINUING OPERATIONS	(6,775)	(5,778)	(42,740)	(41,251)	(378,647)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(5,283)	—	(8,413)	(193,954)
NET LOSS	$(6,775)	$(11,061)	$(42,740)	$(49,664)	$(572,601)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	938,880,000	560,640,000	938,880,000	560,640,000

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.

(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended March 31,		From Inception on September 10, 2007 Through March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(42,740)	$(49,664)	$(572,601)
Adjustments to Reconcile Net Loss to Net
Net Cash Used in Operating Activities:
Amortization expense	—	340	503
Impairment of intangible asset	—	—	—
Changes in operating assets and liabilities:
Accounts payable	20,842	63	71,578
Net Cash Used in Continuing Operating Activities	(21,898)	(49,261)	(500,520)
Net Cash Provided by Discontinued Operating Activities	—	—	281,226
INVESTING ACTIVITIES
Cash included in the sale of discontinued operations	—	—	(364)
Net Cash Used in Continuing Investing Activities	—	—	(364)
Net Cash Used in Discontinued Investing Activities	—	—	(1,223)
FINANCING ACTIVITIES
Proceeds from loan payable - related party	21,890	48,800	114,630
Bank overdraft	8	—	20
Net Cash Provided by Continuing Financing Activities	21,898	48,800	114,650
Net Cash Provided by Discontinued Financing Activities	—	—	106,231
NET (DECREASE) INCREASE IN CASH	—	(461)	—
CASH AT BEGINNING OF PERIOD	—	637	—
CASH AT END OF PERIOD	$—	$176	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY:
Gain on sale of subsidiaries	$—	$—	$364,357

The accompanying notes are an integral part of these financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (which include only normal recurring adjustments) and disclosures necessary to present fairly the Company's financial position, results of operations, and cash flows at March 31, 2014 and for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed on October 15, 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

The Company is currently in the development stage and has not realized significant sales through March 31, 2014. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses since inception. The Company has realized net losses from inception totaling $572,601 and has a working capital deficiency of $186,228 and is dependent on loans from its president to fund operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss from discontinued operations consisted of the following for the three and nine month periods ended March 31, 2014 and 2013 and for the period from inception through March 31, 2014:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Nine Months Ended March 31, 2014	For the Nine Months Ended March 31, 2013	From Inception on September 10, 2007 through March 31, 2014
Revenues from discontinued operations	$—	$—	$—	$—	$8,523
OPERATING EXPENSES
Professional fees	—	1,733	—	4,863	72,715
General and administrative	—	3,550	—	3,550	113,401
Impairment of intangible asset	—	—	—	—	1,765
Total operating expenses of discontinued operations	—	5,283	—	8,413	187,881
OTHER INCOME AND EXPENSES
Other income	—	—	—	—	104
Interest expense	—	—	—	—	(14,700)
Total other income and expense from discontinued operations	—	—	—	—	(14,596)
LOSS FROM DISCONTINUED OPERATIONS	$—	$(5,283)	$—	$(8,413)	$(193,954)

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(fka GLOBAL KARAOKE NETWORK, INC.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

NOTE 5 – INTANGIBLE ASSET

The Company’s intangible asset was comprised of the following on March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
License Agreement	$—	$2,268
Accumulated Amortization	—	(503)
	—	1,765
Impairment of License Agreement	—	(1,765)
Intangible Assets, Net	$—	$—

Amortization expense for the periods ended March 31, 2014 ad 2013 was $0 and $340, respectively.

The parties to the license and revenue sharing agreement terminated the contract as of June 30, 2103, resulting in the impairment of the intangible asset. As a result of this, the Company realized an impairment expense on the intangible asset of $1,765 for the year ended June 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Various expenses of the Company as well as loans for operating purposes have been paid for or made by the Company's sole officer and director. Loan payable – related party totals $114,630 and $92,740 as of March 31, 2014 and June 30, 2013, respectively. The amounts do not bear interest, are due on demand and unsecured.

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

March 31, 2014

NOTE 7 – STOCKHOLDERS’ DEFICIT (Continued)

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

4

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended March 31, 2014 and 2013 and the Period from Inception (September 10, 2007) until March 31, 2014

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

We reported no revenue for the three and nine months ended March 31, 2014 and 2013 and from our inception on September 10, 2007 through March 31, 2014.

Our operating expenses for the three months ended March 31, 2014 and 2013 and from our inception on September 10, 2007 through March 31, 2014, were $6,775, $5,778 and $378,647, respectively. The expenses for the three months ended March 31, 2014 consisted of professional fees of $6,620 and general and administrative expenses of $155. The expenses for the three months ended March 31, 2013 consisted of professional fees of $9,080 offset by a reversal of general and administrative expenses of $3,302 resulting from $3,550 of expenses incurred in the second quarter but identified as, and reclassified as discontinued operations during the third quarter. Our operating expenses from our continuing operations for the nine months ended March 31, 2014 and March 31, 2013 were $42,740 and $41,251, respectively. The expenses for the nine months ended March 31, 2014 consisted of professional fees of $40,667 and general and administrative expenses of $2,073. The expenses for the nine months ended March 31, 2013 consisted of professional fees of $40,147 and general and administrative expenses of $1,104. We suffered a loss of $42,740 and $41,251 from our continuing operations for the nine months ended March 31, 2014 and 2013, respectively. The expenses since our inception on September 10, 2007 through March 31, 2014 have consisted of professional fees of $369,408 and general and administrative expenses of $9,239. We incurred a net loss from continuing operations of $6,775 for the three months ended March 31, 2014, $5,778 for the three months ended March 31, 2013 and $378,647 from our inception on September 10, 2007 through March 31, 2014.

As of March 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As a result of the abandonment of the contract for the MeAndMic.com website, we are currently evaluating alternative business plans. At such time as we decide upon an alternative business plan, we hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The results of our discontinued operations are contained in the financial statements. Additionally, the footnotes to the financial statements include a description of the facts and circumstances leading to the disposal, the manner and timing of that disposal and the carrying amounts of the major classes of assets and liabilities included as part of a disposal group.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $0. Our total current liabilities as of March 31, 2014 were $186,228. We had a working capital deficit of $186,228 as of March 31, 2014.

Cash used in continuing operating activities totaled $21,898 and was used to fund the loss for the period.

Financing Activities consisted primarily of proceeds from related party loans of $21,890 for the nine months ended March 31, 2014.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

5

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anchorage International Holdings Corp.

Date:	May 20, 2014

/s/ Jason Sakowski
By:	Jason Sakowski
Title:	President, Chief Executive Officer, and Director

8