Form 10-K
period 2019-06-30
Anchorage International Holdings Corp.
filed 2020-04-29
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-156254

Anchorage International Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Avenue

Oceanside, NY 11572

(Address of principal executive office)

Registrant’s telephone number, including area code: +1 (646) 768-8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒        No☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2019, was $2,096,640.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 938,980,000 shares as of April 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

Anchorage International Holdings Corp. is filing this comprehensive annual report on Form 10-K for the fiscal years ending June 30, 2018, and 2019 (the “Comprehensive Annual Report”) as part of its effort to become current in its filing obligations under the Securities Act of 1933, as amended (the “Securities Act”). This Comprehensive Annual Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2014. Included in this Comprehensive Annual Report are our audited financial statements for the fiscal years ended June 30, 2018, and 2019, which have not been previously filed with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This Comprehensive Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management, and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Comprehensive Annual Report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this Comprehensive Annual Report on Form 10-K to the “Company,” “AHCP,” “Anchorage”, “we,” “us” or “our” are to Anchorage International Holdings Corp.

ii

Part I

Item 1. Business.

Anchorage International Holdings Corp. was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. On August 26, 2013, the Company changed its name to Anchorage International Holdings Corp.

On February 19, 2020, Custodian Ventures, LLC, an investment company owned by David Lazar, entered into a Stock Purchase and Sale Agreement (the “Agreement”) with Jason Sakowski in which Mr. Lazar agreed to purchase 777,600,000 shares of the Company’s common stock, par value $0.00001 per share, representing 82.8 percent of the total issued and outstanding common stock of the Company (the “Acquisition”). Following the execution of the Agreement, on February 28, 2020, the Company’s board of directors approved, by unanimous written consent in lieu of a special meeting of the Board, the appointment of David Lazar as the new sole director of the Company. On February 28, 2020, the Company’s stockholders approved the appointment by a vote of 82.8 percent of the total voting stock of the Company. The Acquisition closed on March 18, 2020.

Competitive Business Conditions and Strategy; Our Position in the Industry

The Company has been a dormant shell company since approximately 2014 and under new management is currently seeking investment opportunities.

Patents, Trademarks, Licenses, Agreements or Contracts

The Company does not own or license any registered intellectual property.

Research and Development

The Company engages in no research and development activities.

Employees

The Company has no employees.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and other electronic information regarding Anchorage International Holdings Corp. and filed with the SEC at http://www.sec.gov.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as, among other possible qualifications, a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Anchorage’s principal business and corporate address is 3445 Lawrence Avenue, Oceanside, NY 11572. The telephone number at our corporate address is +1 (646) 768-8417. Other than this mailing address, Anchorage International Holdings Corp. does not currently maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

We do not currently have any investments or other interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Pink Sheets operated by the OTC Markets Group, Inc. under the symbol “AHCP.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2018	$0.100	$0.035
December 31, 2018	$0.090	$0.017
March 31, 2019	$0.040	$0.018
June 30, 2019	$0.035	$0.010

Quarter Ended	High	Low
September 30, 2017	$0.083	$0.015
December 31, 2017	$0.045	$0.023
March 31, 2018	$0.180	$0.021
June 30, 2018	$0.060	$0.016

On April 29, 2020, the closing price of our Common Stock as reported by the OTC Markets was $0.0048 per share.

As of April 29, 2020, there were approximately 6 stockholders of record and an aggregate of 938,980,000 shares of our Common Stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on our Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain any earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions, and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not issue or sell any equity securities during our fiscal years ended June 30, 2019, and 2018. On April 27, 2020, the Company issued 100,000 shares of Common Stock as settlement for amounts owed under a service contract. Other than the issuance described in this paragraph, the Company did not issue or sell any equity securities during the period of time from the end of the fiscal year ended June 30, 2019, until the date of filing this Comprehensive Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal years ended June 30, 2019, and 2018.

Description of Securities and Certain Rights of Holders of Common Stock

Our authorized capital stock consists of 2,000,000,000 shares of Common Stock, and 10,000,000 shares of Preferred Stock. As of April 29, 2020, there were approximately 6 stockholders of record and an aggregate of 938,980,000 shares of our Common Stock were issued and outstanding. Holders of our Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of our Common Stock:

●	have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board of Directors,
●	are entitled to share in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs, and
●	do not have preemptive, subscription, or conversion rights, and there are no redemption or sinking fund provisions or rights.

Holders of shares of our Common Stock do not have cumulative voting rights, meaning that the holders of the majority of the outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our Directors.

Historically, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For an overview of the business of the Company, please refer within this Comprehensive Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future. See “Part II, Item 8, Financial Statements, and Supplementary Data.”

Plan of Operation

We have been dormant since March 2014. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F-1 and included on pages F-2 through F-9, immediately following the signature page of this Comprehensive Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Appointment of new independent registered public accounting firm

On April 25, 2020, the Board approved the engagement of BF Borgers CPA PC (“BFB”) of Lakewood, Colorado as our new independent registered public accounting firm to audit and review the Company’s financial statements. During our two most recent fiscal years, the subsequent interim periods thereto, and through April 29, 2020, the engagement date of BFB, neither the Company, nor someone on its behalf, has consulted BFB regarding either:

(i)	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since March 2014. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, and June 30, 201 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from March 2014 until February 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2019.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Comprehensive Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report which was not filed was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended June 30, 2019 and 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, sole Director	28	February 28, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. David Lazar, 28, is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies. His expertise includes early-stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with smaller reporting companies. Mr. Lazar and his affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, Directors or officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended June 30, 2019. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Delaware General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended June 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended June 30, 2019, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended June 30, 2019.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Sakowski,	2019	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director	2018	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. Our Directors and Executive Officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that share options may be granted at the discretion of our Board of Directors.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended June 30, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2019.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2019, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 29, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 29, 2020. As of April 29, 2020, there were 938,980,000 shares of our company’s Common Stock issued and outstanding.

	Amount and
	Nature
	of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
David Lazar(2)	777,600,000	82.8%

Directors and Executive Officers as a Group (3 persons)	777,600,000	82.8%

5% or greater shareholders
David Lazar(2)	777,600,000	82.8%
Legacy Global Markets SA(3)	84,968,000	9.0%
Gibraltar Global Securities, Inc.(4)	51,170,000	5.5%

(1)	Percentages are calculated based on 938,980,000 shares of the Company’s Common Stock issued and outstanding on April 29, 2020.
(2)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.
(3)	Address at 2nd Floor, Caye Bank Building, Coconut Dr, Ambergris Caye, San Pedro, Belize.
(4)	Address at 214 Lagoon Court, Sandport, Nassau, Bahamas.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Subsequent to the year ended June 30, 2019 and through the date of filing this Comprehensive Annual Report on Form 10-K, David Lazar, the Company’s only employee, Director and Executive Officer extended interest-free demand loans amounting to $7,849.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018
Audit Fees	$	$0
Audit-Related Fees	$	$0
Tax Fees	$	$0
Total	$	$

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	12/17/2008

3.2	Certificate of Amendment	8-K	3.1	6/22/2011

3.3	Certificate of Amendment	8-K	3.1	8/4/2011

3.4	Certificate of Amendment	8-K	3.1	6/1/2012

3.5	Certificate of Amendment	10-K	3.6	10/15/2013

3.6	Bylaws	S-1	3.2	12/17/2008

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Anchorage International Holdings Corp.
(Registrant)

Dated: April 29, 2020	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: April 29, 2020	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2020	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: April 29, 2020	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Anchorage International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anchorage International Holdings Corp. (the “Company”) as of June 30, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

April 29, 2020

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

Balance Sheets

	June 30,	June 30,
	2019	2018

ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	73,828	$73,078
Loans payable related party	114,630	114,630
Total current liabilities	188,458	187,708
Total liabilities

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and 2019	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized; 938,880,000 issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	9,388	9,388
Additional paid-in capital	376,985	376,985
Retained earnings deficit	(574,831)	(574,081)
Total stockholders’ equity(deficit)	(188,458)	(187,708)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

Statements of Operations

	Year ended	Year ended
	June 30,	June 30,
	2019	2018

Operating expenses:
General and administrative expense	$750	$750
Total operating expenses	750	750
Income loss from operations	(750)	(750)
Other income (expense)
Total other income (expense)		-
Net loss	$(750)	$(750)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	938,880,000	938,880,000

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

Statements of Changes in Stockholder’s Equity

					Additional	Retained	Total
	Preferred Stock		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
June 30, 2017	-	$-	938,880,000	$9,388	$376,985	$(573,331)	$(186,958)

Net income (loss)						(750)	$(750)

June 30, 2018	-	-	938,880,000	9,388	376,985	(574,081)	(187,708)

Net income (loss)						(750)	(750)

June 30, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	$(188,458)

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

Statements of Cash Flows

	Year ended	Year ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(750)	$(750)
Changes in operating assets and liabilities:
Accounts payable	750	750
Net cash provided by (used in) operating activities	-	-

Cash flow from investing activities	-	-

Cash flows from financing activities:
Related party loan	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Anchorage International Holdings Corp. was incorporated as MojoRepublik, Inc. in the state of Delaware on September 10, 2007. On October 1, 2008, the Company changed its name to Republik Media and Entertainment, Ltd. On August 26, 2013, the Company changed its name to Anchorage International Holdings Corp.

The Company has been dormant since March 31, 2014.

On February 19, 2020, Custodian Ventures, LLC, an investment company owned by David Lazar, entered into a Stock Purchase and Sale Agreement (the “Agreement”) with Jason Sakowski in which Mr. Lazar agreed to purchase 777,600,000 shares of the Company’s common stock, par value $0.00001 per share, representing 82.8 percent of the total issued and outstanding common stock of the Company (the “Acquisition”). Following the execution of the Agreement, on February 28, 2020, the Company’s board of directors approved, by unanimous written consent instead of a special meeting of the Board, the appointment of David Lazar as the new sole director of the Company. On February 28, 2020, the Company’s stockholders approved the appointment by a vote of 82.8 percent of the total voting stock of the Company. The Acquisition closed on March 18, 2020.

The Company has been dormant since March 31, 2014.

The Company’s accounting year-end is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of June 30, 2019, the company had a working capital deficit of $188,458 and negative shareholders’ equity of $574,831.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

We have not generated any revenue since inception.

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2019 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2019, and June 30, 2018, the Company’s cash equivalents totaled $0 and $0 respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We intend to adopt ASC 842 on July 1, 2020. The adoption of this guidance did not have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of June 30, 2019, and June 30, 2018, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2019, and 2018

NOTE 4 – SUBSEQUENT EVENTS

On February 28, 2020 (the “Effective Time”), Jason Sakowski resigned from his positions as the sole member of the Board of Directors (the “Board”), President, CEO, Treasurer, CFO and Secretary of Anchorage International Holdings Corp. (the “Company”). The resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices. The resignation is effected by a written consent in lieu of a special meeting of the Board, dated February 28, 2020.

On February 28, 2020, the Company’s Board approved, by unanimous written consent in lieu of a special meeting of the Board, the appointment of David Lazar as the new sole director of the Company, effective as of the Effective Time. The Board submitted such appointment for approval and ratification by the Company’s stockholders, who approved such an appointment by a vote of 82.8 percent of the total voting stock of the Company.

Pursuant to the February 28, 2020 Board consent, the Company’s departing director also appointed Mr. Lazar as the Company’s President, CEO, Treasurer, CFO and Secretary, to serve on an at-will basis until his resignation or removal by the Board. Mr. Lazar agreed to negotiate an employment agreement in good faith at an unspecified future date, and he does not anticipate taking cash compensation from the Company in connection with his service as an officer of the Company. Mr. Lazar was selected based on his background and history of growing strong businesses and delivering long term growth in shareholder value. The Company believes that Mr. Lazar possesses the attributes necessary to create substantial value for the Company’s stockholders.

On February 19, 2020, Custodian Ventures, LLC, an investment company owned by David Lazar, entered into a Stock Purchase and Sale Agreement with Jason Sakowski in which Mr. Lazar agreed to purchase 777,600,000 shares of the Company’s common stock, par value $0.00001 per share, representing 82.8 percent of the total issued and outstanding common stock of the Company (the “Acquisition”). Following the execution of the Agreement, on February 28, 2020, the Company’s board of directors approved, by unanimous written consent in lieu of a special meeting of the Board, the appointment of David Lazar as the new sole director of the Company. On February 28, 2020, the Company’s stockholders approved the appointment by a vote of 82.8 percent of the total voting stock of the Company. The Acquisition closed on March 18, 2020.

On April 27, 2020, the Company issued 100,000 shares to settle a claim.