Form 10-Q
period 2019-09-30
Anchorage International Holdings Corp.
filed 2020-04-29
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-156254

Anchorage International Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0884454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Avenue Oceanside, NY 11572	11572
(Address of principal executive offices)	(Zip Code)

+1 (646) 768-8417
(Registrant’s telephone number, including area code)

N/A
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 938,980,000 shares as of April 29, 2020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2019

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Balance Sheets

	September 30,	June 30,
	2019	2019

ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,828	73,828
Loans payable related party	114,630	114,630
Total current liabilities	188,458	188,458
Total liabilities	-	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019, and June 30, 2019	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized; 938,880,000 issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	9,388	9,388
Additional paid-in capital	376,985	376,985
Retained earnings deficit	(574,831)	(574,831)
Total stockholders’ equity(deficit)	(188,458)	(188,458)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Operations

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2019	2018

Operating expenses:
General and administrative expense	$-	$-
Total operating expenses
Income loss from operations
Other income (expense)
Total other income (expense)
Net loss	$-	$-

Basic and diluted earnings (loss) per common share	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	938,880,000	938,880,000

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity

					Additional	Retained	Total
	Preferred Stock		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
July 1, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income (loss)						-	-

September 30, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

July 1, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	$(188,458.0)

Net income (loss)						-	-

September 30, 2019	-	$-	938,880,000	9,388	$376,985	$(574,831)	$(188,458)

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Cash Flows

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$-	$-
Changes in operating assets and liabilities:
Accounts payable
Net cash provided by (used in) operating activities

Cash flow from investing activities	-	-

Cash flows from financing activities:
Related party loan	-	-
Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Anchorage International Holdings Corp.

Notes to the Financial Statements

For the Three Months Ended September 30, 2019, and 2018

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of September 30, 2019, the company had a working capital deficit of $188,458 and negative shareholders’ equity of $574,831

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

We have not generated any revenue since inception.

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2019, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2019, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of September 30, 2019, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

NOTE 3 – NOTES PAYABLE DUE TO A FORMER RELATED PARTY

Notes payables amounting to $114,630 due to a former related party, have been outstanding since 2014.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2019, and June 30, 2019.

NOTE 5 – SUBSEQUENT EVENTS

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

On February 28, 2020, the Company’s Board approved, by unanimous written consent in lieu of a special meeting of the Board, the appointment of David Lazar as the new sole director of the Company, effective as of the Effective Time. The Board submitted such appointment for approval and ratification by the Company’s stockholders, who approved such appointment by a vote of 82.8 percent of the total voting stock of the Company.

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

On April 27, 2020 the Company issued 100,000 shares to settle a claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of September 30, 201 the company had a working capital deficit of $188,458 and negative shareholders’ equity of $574,831.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three month period ended September 30, 2019, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2019, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of September 30, 2019, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We do not maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we did not carry out an evaluation to determine the effectiveness of the design and operation of our disclosure controls and procedures. As a result we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anchorage International Holdings Corp.
(Registrant)

Dated: April 29, 2020	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director
(Principal Executive Officer)