Form 10-Q
period 2019-12-31
Anchorage International Holdings Corp.
filed 2020-04-29
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2019

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Balance Sheets

	December 31,	June 30,
	2019	2019

ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,828	73,828
Loans payable-related party	235
Loans payable-former related party	114,630	114,630
Total current liabilities	188,693	188,458
Total liabilities

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020, and June 30, 2019	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized; 938,880,000 issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	9,388	9,388
Additional paid-in capital	376,985	376,985
Retained earnings deficit	(575,066)	(574,831)
Total stockholders’ equity(deficit)	(188,693)	(188,458)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

Operating expenses:
General and administrative expense	$235	$-	$235	$-
Total operating expenses	235		235
Income loss from operations	(235)		(235)
Other income (expense)	-		-
Total other income (expense)	-		-
Net loss	$(235)	$-	$(235)	$-

Basic and diluted earnings (loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	938,880,000	938,880,000	938,880,000	938,880,000

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity

					Additional	Retained	Total
	Preferred Stock		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
July 1, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income (loss)						-	-

September 30, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income						-	-

December 31, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

July 1, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	(188,458)

Net income (loss)						-	-

September 30, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(574,831)	$(188,458)

Net income (loss)						(235)	(235)

December 31, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(575,066)	$(188,693)

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Cash Flows

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(235)	$-
Changes in operating assets and liabilities:
Accounts payable
Net cash provided by (used in) operating activities	(235)	-

Cash flow from investing activities	-	-

Cash flows from financing activities:
Related party loan	235
Net cash provided by (used in) financing activities	235

Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Anchorage International Holdings Corp.

Notes to the Financial Statements

For the Three Months and Six Months Ended December 31, 2019 and 2018

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2019, the Company had a working capital deficit of $188,693 and negative shareholders’ equity of $575,066.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2019, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of December 31, 2019, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

NOTE 3 – NOTES PAYABLE RELATED PARTY

During the six-month period ended December 31, 2019, David Lazar, the Company’s only employee, Officer, and Director extended the Company an interest-free demand loan for $235.

Notes payables amounting to $114,630 due to a former related party, have been outstanding since 2014.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2019, and June 30, 2019.

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

Pursuant to the February 28, 2020 Board consent, the Company’s departing director also appointed Mr. Lazar as the Company’s President, CEO, Treasurer, CFO and Secretary, to serve on an at-will basis until his resignation or removal by the Board. Mr. Lazar agreed to negotiate an employment agreement in good faith at an unspecified future date, and he does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company. Mr. Lazar was selected based on his background and history of growing strong businesses and delivering long term growth in shareholder value. The Company believes that Mr. Lazar possesses the attributes necessary to create substantial value for the Company’s stockholders.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2019, the Company had a working capital deficit of $188,693 and negative shareholders’ equity of $575,066.

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

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the six month period ended December 31, 2019 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2019, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of December 31, 2019, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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