Form 10-Q
period 2020-03-31
Anchorage International Holdings Corp.
filed 2020-04-29
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2020

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Balance Sheets

	March 31,	June 30,
	2020	2019

ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,578	73,828
Loans payable-related party	7,849
Loans payable-former related party	114,630	114,630
Total current liabilities	194,057	188,458
Total liabilities

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020, and June 30, 2019	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized; 938,880,000 issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	9,388	9,388
Additional paid-in capital	376,985	376,985
Retained earnings deficit	(580,430)	(574,831)
Total stockholders’ equity(deficit)	(194,057)	(188,458)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March	March	March	March
	2020	2019	2020	2019

Operating expenses:
General and administrative expense	$5,364	$750	$5,599	$750
Total operating expenses	5,364	750	5,599	750
Income loss from operations	(5,364)	(750)	(5,599)	(750)
Other income (expense)	-		-
Total other income (expense)	-		-
Net loss	$(5,364)	$(750)	$(5,599)	$(750)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	938,880,000	938,880,000	938,880,000	938,880,000

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity

					Additional	Retained	Total
	Preferred Stock		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
July 1, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income (loss)						-	-

September 30, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income						-	-

December 31, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income						(750)	-

March 31, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	$(187,708)

July 1, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	(188,458)

Net income (loss)						-	-

September 30, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(574,831)	$(188,458)

Net income (loss)						(235)	(235)

December 31, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(575,066)	$(188,693)

Net income (loss)						(5,364)	(5,364)

March 31, 2020	-	$-	938,880,000	$9,388.00	$376,985	$(580,430)	$(194,057)

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Cash Flows

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(5,599)	$(750)
Net cash provided by (used in) operating activities	(5,599)	(750)

Cash flow from investing activities	-	-

Cash flows from financing activities:
Related party loan	5,599	750
Net cash provided by (used in) financing activities	5,599	750

Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Anchorage International Holdings Corp.

Notes to the Financial Statements

For the Three and Nine Months Ended March 31, 2020, and June 30, 2019

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2020, the Company had a working capital deficit of $194,057 and negative shareholders’ equity of $580,430.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of March 31, 2020, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

NOTE 4 – NOTES PAYABLE RELATED PARTY

During the nine-month period ended March 31, 2020, David Lazar, the Company’s only employee, Officer and Director extended the Company an interest-free demand loan for $7,849. Notes payables to a former related party amounting to $114,630, have been outstanding since 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2020, and June 30, 2019

NOTE 6 – SUBSEQUENT EVENTS

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

On February 19, 2020, Custodian Ventures, LLC, an investment company owned by David Lazar, entered into a Stock Purchase and Sale Agreement (the “Agreement”) with Jason Sakowski in which Mr. Lazar agreed to purchase 777,600,000 shares of the Company’s common stock, par value $0.00001 per share, representing 82.8 percent of the total issued and outstanding common stock of the Company (the “Acquisition”). Following the execution of the Agreement, on February 28, 2020, the Company’s board of directors approved, by unanimous written consent in lieu of special meeting of the Board, the appointment of David Lazar as the new sole director of the Company. On February 28, 2020, the Company’s stockholders approved the appointment by a vote of 82.8 percent of the total voting stock of the Company. The Acquisition closed on March 18, 2020.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2020 the Company had a working capital deficit of $194,057 and negative shareholders’ equity of $194,057.

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

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the nine-month period ended March 31, 2020 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and June 30, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

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

Stockholders’ Equity

The Company has authorized 2,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of March 31, 2020, and June 30, 2019, respectively, there were 938,880,000 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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