Form 10-Q/A
period 2020-03-31
Anchorage International Holdings Corp.
filed 2020-06-02
CIK 1451797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Anchorage International Holdings Corp for the period ended March 31, 2020 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 29, 2020.

The Amendment is being filed to correct entries in the Original Filing pertaining to the sale of 777,600,000 shares by a former related party to the Company’s current CEO on March 12, 2020, for $30,000. Under the terms of the agreement governing the sale, the former related party agreed to release the Company from the obligation to repay advances made by the former related party prior to March 12, 2020, amounting to $114,630. The Company in its Original Filing inadvertently failed to reduce “Loans payable -former related party” by $114,630. As detailed in Restatement Note 6 to the accompanying financial statements, the impact of this omission was to overstate the Company’s Current and total liabilities, and understate “Additional Paid in Capital” and working capital by the amount of $114,630 on its unaudited Balance Sheet. This omission had no impact on the Company’s unaudited Statements of Operations, or on its unaudited Statements of Cash Flows.

For the convenience of the reader, this Amendment sets forth the Original Filing, as amended, in its entirety; however, except as described above, this Amendment  only modifies, amends or updates Part I, Item 1 (“Financial Statements”), and Part II, Item 6 (“Exhibits”). This Amendment does not modify, amend, or update any other disclosures or information presented in the Original Filing, and this Amendment  does not reflect events occurring after the filing of the Original Filing.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2020

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Balance Sheets

	March 31,	June 30,
	2020	2019
	(Restated)
ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,578	73,828
Loans payable-related party	7,849
Loans payable-former related party	-	114,630
Total current liabilities	79,427	188,458
Total liabilities

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020, and June 30, 2019	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized: 938,880,000 issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	9,388	9,388
Additional paid-in capital	491,615	376,985
Retained earnings deficit	(580,430)	(574,831)
Total stockholders’ equity(deficit)	(79,427)	(188,458)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March	March	March	March
	2020	2019	2020	2019

Operating expenses:
General and administrative expense	$5,364	$750	$5,599	$750
Total operating expenses	5,364	750	5,599	750
Income loss from operations	(5,364)	(750)	(5,599)	(750)
Other income (expense)	—		—
Total other income (expense)	—		—
Net loss	$(5,364)	$(750)	$(5,599)	$(750)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	938,880,000	938,880,000	938,880,000	938,880,000

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity(March 31, 2020 Restated)

					Additional	Retained	Total
	Preferred Stock		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
July 1, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income (loss)						-	-

September 30, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income						-	-

December 31, 2018	-	$-	938,880,000	$9,388	$376,985	$(574,081)	$(187,708)

Net income						(750)	-

March 31, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	$(187,708)

July 1, 2019	-	$-	938,880,000	$9,388	$376,985	$(574,831)	(188,458)

Net income (loss)						-	-

September 30, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(574,831)	$(188,458)

Net income (loss)						(235)	(235)

December 31, 2019	-	$-	938,880,000	$9,388.00	$376,985	$(575,066)	$(188,693)

Forgiveness of debt by former related party					114,630

Net income (loss)						(5,364)	(5,364)

March 31, 2020 (Restated)	-	$-	938,880,000	$9,388.00	$491,615	$(580,430)	$(79,427)

The accompanying notes are an integral part of the consolidated financial statements.

ANCHORAGE INTERNATIONAL HOLDINGS CORP.

(Unaudited) Statements of Cash Flows

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net loss	$(5,599)	$(750)
Net cash provided by (used in) operating activities	(5,599)	(750)

Cash flow from investing activities	-	-

Cash flows from financing activities:
Related party loan	5,599	750
Net cash provided by (used in) financing activities	5,599	750

Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2020, the Company had a working capital deficit of $79,427 and negative shareholders’ equity of $580,430.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2020, and June 30, 2019

NOTE 5 –RESTATEMENT OF FINANCIAL STATEMENTS

Our interim financial statements for the three and nine month periods ended March 31, 2020, as previously filed as with the SEC on April 29, 2020, have been restated. On March 12, 2020- a former related party sold 777,600,000 common share to the Company’s current CEO for $30,000. Under the terms of the agreement governing the sale, the former related party agreed to release the Company from the obligation to repay advances amounting to $114,630 he had previously made to the Company in prior years. The previously filed financial statements did not reflect a reduction “Loans payable -former related party” by $114,630. The impact of this omission was to overstate the Company’s Current and total liabilities, and understate “Additional Paid in Capital” and working capital by the amount of $114,630.

			Restated
BALANCE SHEET	Previously		March 31, 2020
	reported	Adjustment	(Unaudited)
TOTAL CURRENT ASSETS	$-	-	$-
TOTAL ASSETS	$-	-	$-

LIABILITIES
Current Liabilities:
Accounts Payable	$71,578	$-	$71,578
Loan payable related party	7,849	-	7,849
Loans payable former related party	114,630	(114,630)	-
TOTAL LIABILITIES	$194,057	$(114,630)	$79,427

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER EQUITY
Common stock	9,388	-	9,388
Additional paid in capital	376,985	114,630	491,615
Accumulated Deficit	(580,430)	-	(580,430)
Total Stockholders’ Equity	(194,057)	114,630	(79,427)
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$-	$-	$-

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

Anchorage International Holdings Corp.
(Registrant)

Dated: June 2, 2020	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director
(Principal Executive Officer)